Form 10-Q
period 2009-01-31
Planet Resources, Corp.
filed 2009-03-05
CIK 1440153

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 5, 2009
Common Stock, $0.001	6,400,000

PLANET RESOURCES, CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

PLANET RESOURCES, CORP (A Development Stage Company) Balance Sheets
Assets
	January 31,	July 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$40,735	$7,946
Total Assets	$40,735	$7,946

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Loan from Director	$3,443	$3,443
Total Current Liabilities	$3,443	$3,443

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
6,400,000 shares issued and outstanding	6,400	5,000

Additional paid-in-capital	40,600	-
Deficit accumulated during the development stage	(9,708)	(497)
Total stockholders’ equity (deficit)	37,292	4,503
Total liabilities and stockholders’ equity (deficit)	$40,735	$7,946

The accompanying notes are an integral part of these financial statements.

PLANET RESOURCES, CORP (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended January 31, 2009	Six Months Ended January 31, 2009	From Inception on April 24, 2008 to January 31, 2009

Expenses
General and Administrative Expenses	$ 2,993	$ 9,211	$ 9,708
Net (loss) from Operation before Taxes	(2,993)	(9,211)	(9,708)
Provision for Income Taxes	0	0	0
Net (loss)	$ (2,993)	$ (9,211)	$ (9,708)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,965,217	5,482,609

The accompanying notes are an integral part of these financial statements.

PLANET RESOURCES, CORP (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended January 31, 2009	From Inception on April 24, 2008 to January 31, 2009
Operating Activities
Net (loss)	$(9,211)	$(9,708)
Net cash (used) for operating activities	(9,211)	(9,708)

Financing Activities
Loans from Director	-	3,443
Sale of common stock	42,000	47,000
Net cash provided by financing activities	42,000	50,443

Net increase (decrease) in cash and equivalents	32,789	40,735

Cash and equivalents at beginning of the period	7,946	-
Cash and equivalents at end of the period	$40,735	$40,735

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

PLANET RESOURCES, CORP

(A Development Stage Company)

Notes To The Financial Statements

January 31, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PLANET RESOURCES, CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, April 24, 2008 through January 31, 2009 the Company has accumulated losses of  $9,708.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,708 as of January 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

January 31, 2009

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

PLANET RESOURCES, CORP

(A Development Stage Company)

Notes To The Financial Statements

January 31, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

January 31, 2009

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

 In May 2008, the Company issued  5,000,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $5,000.

In November 2008 and December 2008, Company issued 1,400,000 shares  of  common stock at a price of $0.03 per share for total cash proceeds of $42,000.

During the period April 24, 2008  (inception)  to January  31, 2009, the Company  sold  a  total of 6,400,000 shares of common stock  for  total  cash proceeds  of  $47,000.

4. INCOME TAXES

 As of January 31, 2009, the Company had net operating loss carry forwards of approximately $9,708 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

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

Six Month Period Ended January 31, 2009 Compared to the period from Inception (April 24, 2008) to January 31, 2009

Our net loss for the six-month period ended January 31, 2009 was approximately ($9,211) compared to a net loss of ($9,708) during the period from inception (April 24, 2008) to January 31, 2009. During the six-month period ended January 31, 2009, we did not generate any revenue.

During the six-month period ended January 31, 2009, we incurred general and administrative expenses of approximately $9,211 compared to $9,708 incurred during the period from inception (April 24, 2008) to January 31, 2009. General and administrative expenses incurred during the six-month period ended January 31, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the six-month period ended January 31, 2009 was ($9,211) or ($0.00) per share compared to a net loss of ($9,708) or ($0.00) per share during the period from inception (April 24, 2008) to January 31, 2009. The weighted average number of shares outstanding was 5,482,609 for the six-month period ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended January 31, 2009

As at the six-month period ended January 31, 2009, our current assets were $40,735 and our total liabilities were $3,443, which resulted in a working capital surplus of $37,292. As at the six-month period ended January 31, 2009, current assets were comprised of $40,735 in cash compared to $7,946 in current assets at fiscal year ended July 31, 2008. As at the six month period ended January 31, 2009, current liabilities were comprised entirely of $3,443 in loan from director.

Stockholders’ equity increased from $4,503 for fiscal year ended July 31, 2008 to $37,292 for the six-month period ended January 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six-month period ended January 31, 2009, net cash flows used in operating activities was ($9,211) consisting primarily of a net loss of ($9,211). Net cash flows used in operating activities was ($9,708) for the period from inception (April 24, 2008) to January 31, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the six-month period ended January 31,2009, net  cash  flows  provided  from  financing  activities  was  $42,000 consisting of $ 42,000 sale of common stock . For the period from inception (April 24, 2008) to January 31, 2009, net cash provided by financing activities was $50,443 received from sale of common stock and loan from Director.

 PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2008/2009.  During the period from inception (April 24, 2008) to January 31, 2009, Alexander Deshin, our Chief Executive Officer and a director, loaned us $3,443.  The loans are non-interest bearing and payable upon demand.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Russian Ruble has been informally pegged to the USD.  However, Russia is under international pressure to adopt a more flexible exchange rate system. If the Russian Ruble was no longer pegged to the USD, rate fluctuations may have a material impact on our financial reporting and make realistic revenue projections difficult. Recently the Russian Ruble has fallen approximately 40%. This may or may not have any appreciable effect on our future operations

The fluctuation of exchange rates of the Ruble may have positive or negative impacts on our results of operations. However, since all sales revenue and expenses of our company will primarily denominated in U.S. Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to our costs of acquisition of inventory.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2008 we closed financing by selling 1,400,000 shares at $0.03 per share for total proceeds $42,000.

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

PLANET RESOURCES, CORP.

Dated: March 5, 2009

            By: /s/ Alexander Deshin

-----------------------------------------------

Alexander Deshin, President and

Chief Executive Officer

Dated: March 5, 2009

            By: /s/ Alexander Deshin

-----------------------------------------------

Alexander Deshin, Chief Financial Officer