Form 10-Q
period 2009-04-30
Bakhu Holdings, Corp.
filed 2009-06-08
CIK 1440153

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2009
Common Stock, $0.001	6,400,000

PLANET RESOURCES, CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

PLANET RESOURCES, CORP (A Development Stage Company) Balance Sheets

Assets
	April 30,	July 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$37,316	$7,946
Total Assets	$37,316	$7,946

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Loan from Director	$3,443	$3,443
Total Current Liabilities	$3,443	$3,443

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
6,400,000 shares issued and outstanding	6,400	5,000

Additional paid-in-capital	40,600	-
Deficit accumulated during the development stage	(13,127)	(497)
Total stockholders’ equity (deficit)	33,873	4,503
Total liabilities and stockholders’ equity (deficit)	$37,316	$7,946

The accompanying notes are an integral part of these financial statements.

PLANET RESOURCES, CORP (A Development Stage Company) Statements of Operations
(Unaudited)
	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2009	From Inception on April 24, 2008 to April 30, 2009

Expenses
General and Administrative Expenses	$3,419	$12,630	$13,127
Net (loss) from Operation before Taxes	(3,419)	(12,630)	(13,127)
Provision for Income Taxes	0	0	0
Net (loss)	$(3,419)	$(12,630)	$(13,127)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	6,400,000	5,781,685

The accompanying notes are an integral part of these financial statements.

PLANET RESOURCES, CORP (A Development Stage Company) Statements of Cash Flows
(Unaudited)
	Nine Months Ended April 30, 2009	From Inception on April 24, 2008 to April 30, 2009
Operating Activities
Net (loss)	$(12,630)	$(13,127)
Net cash (used) for operating activities	(12,630)	(13,127)

Financing Activities
Loans from Director	-	3,443
Sale of common stock	42,000	47,000
Net cash provided by financing activities	42,000	50,443

Net increase (decrease) in cash and equivalents	29,370	37,316

Cash and equivalents at beginning of the period	7,946	-
Cash and equivalents at end of the period	$37,316	$37,316

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

PLANET RESOURCES, CORP

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

PLANET RESOURCES, CORP (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, April 24, 2008 through April 30, 2009 the Company has accumulated losses of  $13,127.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,127 as of April 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

PLANET RESOURCES, CORP

(A Development Stage Company)

Notes To The Financial Statements

April 30, 2009

 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

April 30, 2009

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

April 30, 2009

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

During the period April 24, 2008  (inception)  to April 30, 2009, the Company  sold  a  total of 6,400,000 shares of common stock  for  total  cash proceeds  of  $47,000.

4. INCOME TAXES

 As of April 30, 2009, the Company had net operating loss carry forwards of approximately $13,127  that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Nine Month Period Ended April 30, 2009 Compared to the period from Inception (April 24, 2008) to April 30, 2009

Our net loss for the nine-month period ended April 30, 2009 was approximately ($12,630) compared to a net loss of ($13,127) during the period from inception (April 24, 2008) to April 30, 2009. During the nine-month period ended April 30, 2009, we did not generate any revenue.

During the nine-month period ended April 30, 2009, we incurred general and administrative expenses of approximately $12,630 compared to $13,127 incurred during the period from inception (April 24, 2008) to April 30, 2009. General and administrative expenses incurred during the nine-month period ended April 30, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the nine-month period ended April 30, 2009 was ($12,630) or ($0.00) per share compared to a net loss of ($13,127) or ($0.00) per share during the period from inception (April 24, 2008) to April 30, 2009. The weighted average number of shares outstanding was 5,781,685 for the nine-month period ended April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended April 30, 2009

As at the nine-month period ended April 30, 2009, our current assets were $37,316 and our total liabilities were $3,443, which resulted in a working capital surplus of $33,873. As at the nine-month period ended April 30, 2009, current assets were comprised of $37,316 in cash compared to $7,946 in current assets at fiscal year ended July 31, 2008. As at the nine month period ended April 30, 2009, current liabilities were comprised entirely of $3,443 in loan from director.

Stockholders’ equity increased from $4,503 for fiscal year ended July 31, 2008 to $33,873 for the nine-month period ended April 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine-month period ended April 30, 2009, net cash flows used in operating activities was ($12,630) consisting primarily of a net loss of ($12,630). Net cash flows used in operating activities was ($13,127) for the period from inception (April 24, 2008) to April 30, 2009.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the nine-month period ended April 30, 2009, net  cash  flows  provided  from  financing  activities  was  $42,000 consisting of $ 42,000 sale of common stock . For the period from inception (April 24, 2008) to April 30, 2009, net cash provided by financing activities was $50,443 received from sale of common stock and loan from Director.

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

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment for fiscal year 2008/2009.  During the period from inception (April 24, 2008) to April 30, 2009, Alexander Deshin, our Chief Executive Officer and a director, loaned us $3,443.  The loans are non-interest bearing and payable upon demand.

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

ITEM 4. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 4, 2009, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with an effective date of May 20, 2009, effecting the following changes in securities:

(1)	increasing the authorized share capital of the Company to 150,000,000 common shares, $0.001 par value;
(2)	effecting a 15 for 1 forward-split of the Company’s issued and outstanding common shares.

Share capital increase and forward split were approved by a majority of the Company’s shareholders on May 4, 2009.

The forward split of the Company’s issued and outstanding common shares is payable upon surrender of existing certificates to the Company’s transfer agent.

The Forward Stock Split was  effectuated  based on market  conditions and upon a determination  by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders.  In our judgment the Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale  resulting in  facilitation  of investor  liquidity and trading  volume potential.   The  intent  of  the  Forward  Stock  Split  was  to  increase  the marketability of our common stock.

Total issued and outstanding shares of common stock increased from 6,400,000 shares to 96,000,000  shares.  The par value for our shares of common  stock  remained the same at $0.001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On May 4, 2009, the Company filed a Certificate of Amendment with the Secretary of State of Nevada, with an effective date of May 20, 2009, effecting the following corporate changes:

(1)	changing the Company’s name to Bakhu Holdings, Corp.;

The name change  was approved by a majority of the Company’s shareholders on May 4, 2009.

Effective May 22, 2009, the Company trades on the Over the Counter Bulleting under the new ticker symbol “BKUH”, which reflects the name change and forward split.

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

Dated: June 5, 2009

             By: /s/ Alexander Deshin

-----------------------------------------------

Alexander Deshin, President and

Chief Executive Officer

Dated: June 5, 2009

             By: /s/ Alexander Deshin

-----------------------------------------------

Alexander Deshin, Chief Financial Officer