Form 10-Q/A
period 2009-04-30
Bakhu Holdings, Corp.
filed 2009-07-08
CIK 1440153

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q /A (Amendment No. 1)

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

On May 1, 2009 the President of the Company, Alexander Deshin, canceled 2,400,000 shares held in his own name and the Secretary of the Company, Maksim Selivanov, cancelled 1,000,000 shares held in his own name.

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

Dated: July 8, 2009

             By: /s/ Alexander Deshin

-----------------------------------------------

Alexander Deshin, President and

Chief Executive Officer

Dated: July 8, 2009

             By: /s/ Alexander Deshin

-----------------------------------------------

Alexander Deshin, Chief Financial Officer