Form 10-K
period 2009-07-31
Bakhu Holdings, Corp.
filed 2009-12-15
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 333-153574

BAKHU HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2608821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shelkovskoe shosse, 92 5, Suite 64 Moscow, Russian Federation 1	05523
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	1-800-870-1242

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act
Yes [   ]      No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K
(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy
or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2009 was
$42,000 based on the price of $0.03 per share which is the price our securities were sold for under our Registration
Statement on Form S-1.. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,000,000 Common Shares issued & outstanding as of December 10, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.        Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company” and “Bakhu”, mean Bakhu Holdings Corp., a Nevada corporation, unless otherwise indicated.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on April 24, 2008 under the name Planet Resources, Corp. Since our incorporation, we intended to be in the business of re-processing tailings from previous mining operations. To date we have not generated any revenues. Because we were not successful in implementing our business plan, we considered various alternatives to ensure the viability and solvency of our company.

On May 4, 2009, we filed a Certificate of Amendment with the Secretary of State of Nevada, with an effective date of May 20, 2009, effecting the following corporate changes:

(1)	changing the Company’s name to Bakhu Holdings, Corp.;

(2)	increasing the authorized share capital of the Company to 150,000,000 common shares, $0.001 par value; and

(3)	effecting a 15 for 1 forward-split of the Company’s issued and outstanding common shares.

The name change, share capital increase and forward split were approved by a majority of our shareholders on May 4, 2009. Effective May 22, 2009, we began to trade on the Over the Counter Bulleting under our new ticker symbol “BKUH”, which reflects the name change and forward split.

On August 4, 2009, we entered into a memorandum of understanding with Shenzhen Xinhonglian Solar Energy Co (“SXSE”) pursuant to which SXSE would vend the shares and assets of SXSE into our company for 16,450,000 shares or a 35% interest upon the completion of successful due diligence performed by oru company.

Effective August 19, 2009, Mr. Aidan Hwuang was appointed as a director of our company.

Effective August 25, 2009, Mr. Xinan Zeng was appointed as a director of our company.

Effective September 1, 2009, Mr. Alexander Deshin our founder, chief executive officer, chief financial officer and director resigned from all his positions in our company. As a result of Mr. Deshin’s resignation, we appointed Mr. Xinan Zeng as our Chief Executive Officer and Chief Financial Officer.

Our board of directors now consists of Mr. Aidan Hwauang and Mr. Xinan Zeng.

In addition to attempting to complete the acquisition of Shenzhen Xinhonglian Solar Energy Co, our management is currently evaluating other potential business opportunities that might be available to our company. Our management will begin analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis will include sourcing additional forms of financing to engage in mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original consulting business are not good.

Competition

We face vast competition from other shell companies with the same objectives. We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our management who devote only a limited amount of time to our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.      Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative as our business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

Our management is currently seeking out potential business opportunities and there are numerous risks associated with any potential business opportunity.

We intend to use reasonable efforts to acquire or complete potential business opportunities that our management determines is in the best interests of our shareholders. Such combinations will be accompanied by risks commonly encountered in acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.        Properties

Executive Offices

Our principal executive offices are located at Shelkovskoe shosse, 92/5, Suite 64 Moscow, Russian Federation. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.        Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended July 31, 2009.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “BKUH.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on February 13, 2009 under the symbol “PCLR”.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2009	$0.43	$0.05
July 31, 2009	$0.34	$0.25
April 30, 2009	N/A(3)	N/A(3)
January 31, 2009	N/A(2)	N/A(2)
October 31, 2008	N/A(2)	N/A(2)
July 31, 2008	N/A(2)	N/A(2)
April 30, 2008	N/A(2)	N/A(2)

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) Our common stock was quoted on the Over-the-Counter Bulletin Board on February 13, 2009.

(3) There were no trades of our common stock during the period.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Signature Stock Transfer, Inc. 2632 Coachlight Court, Plano, Texas, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122).

On December 10, 2009, the shareholders' list showed 50 registered shareholders and 45,000,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2009.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2009.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended July 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are a development stage company. We are currently seeking opportunities to acquire prospective businesses. On August 4, 2009, we entered into a memorandum of understanding with Shenzhen Xinhonglian Solar Energy Co pursuant to which Shenzhen Xinhonglian Solar Energy Co would vend the shares and assets of Shenzhen Xinhonglian Solar Energy Co into our company. As of the date of this filing, we have not completed the acquisition of Shenzhen Xinhonglian Solar Energy Co.

We anticipate that the acquisition of Shenzhen Xinhonglian Solar Energy Co or any other new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire Shenzhen Xinhonglian Solar Energy Co or any other new acquisition or business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

We anticipate that we will expend $25,000 during the twelve-month period ending July 31, 2010. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending July 31, 2010

Operating expenses
Legal fees, professional fees, management fees,	$25,000
office rents, etc

Total	$25,000

At July 31, 2009, we had a working capital deficit of $10,440. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2010.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending July 31, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Year Ended July 31, 2009 and the Period from Inception (April 24, 2008) to July 31, 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2009.

Our operating results for the year ended July 31, 2009 and the period from inception (April 24, 2008) to July 31, 2008 are summarized as follows:

	Year Ended	Period from Inception
	July 31	(April 24, 2008)
	2009	to July 31, 2008

Revenue	Nil	Nil
General and Administrative
Expenses	$36,063	$497
Net Loss	$36,063	$497

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended July 31, 2009 was $36,063 and was mainly comprised of $13,210 for legal and accounting and $17,000 for website development and presentations.

Liquidity and Financial Condition

As of July 31, 2009, our total current assets were $13,883 and our total current liabilities were $3,443 and we had a working capital surplus of $10,440. Our financial statements report a net loss of $36,063 for the year ended July 31, 2009, and a net loss of $36,560 for the period from April 24, 2008 (date of inception) to July 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		At		From Inception on
		July 31, 2009		April 24, 2008 to
				July 31, 2008

Net Cash (Used in) Operating Activities		$(36,063)		$(497)
Net Cash Provided by (Used In) Investing	$	Nil	$	Nil
Activities
Net Cash Provided by Financing Activities		$42,000		$8,443
Increase In Cash During The Period		$5,937		$7,946

We had cash in the amount of $13,883 as of July 31, 2009 and a working capital surplus of $10,440 as of July 31, 2009.

Our principal sources of funds have been from sales of our common stock.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. ..Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $36,560 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Fiscal Periods

The Company's fiscal year end is July 31.

NEW ACCOUNTING PRONOUNCEMENTS

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

RONALD. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bakhu Holdings, Corp.
(formerly Planet Resources, Corp.)
Moscow, Russia

I have audited the accompanying balance sheets of Bakhu Holdings, Corp., formerly Planet Resources, Corp., (a development stage company) as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 2009, the period from April 24, 2008 (inception) through July 31, 2008, and for the period from April 24, 2008 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakhu Holdings, Corp. as of July 31, 2009 and 2008 and the and the results of its operations and its cash flows for the year ended July 31, 2009, the period from April 24, 2008 (inception) through July 31, 2008, and for the period from April 24, 2008 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
December 2, 2009	RONALD R. CHADWICK, P.C.

BAKHU HOLDINGS, CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2009 and 2008

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

Assets
	July 31,	July 31,
	2009	2008

Current Assets
Cash	$13,883	$7,946

Total Assets	$13,883	$7,946

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Loan from Director	$3,443	$3,443

Total Current Liabilities	$3,443	$3,443

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 150,000,000 shares authorized;
45,000,000 (2009) and 75,000,000 (2008)
Shares issued and outstanding	45,000	75,000
Additional paid-in-capital	2,000	(70,000
Deficit accumulated during the development stage	(36,560)	(497)

Total stockholders’ equity (deficit)	10,440	4,503

Total liabilities and stockholders’ equity (deficit)	$13,883	$7,946

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Operations

		From	From
		Inception on	Inception on
		April 24,	April 24,
		2008 to	2008 to
	Year Ended	July 31,	July 31,
	July 31, 2009	2008	2009

Expenses
General and Administrative Expenses	$36,063	$497	$36,560
Net (loss) from Operation before Taxes	(36,063)	(497)	(36,560)
Provision for Income Taxes	0	0	0
Net (loss)	$(36,063)	$(497)	$(36,560)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	77,125,000	50,000,000
Outstanding

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity
From Inception on April 24, 2008 to July 31, 2009

					Deficit
					accumulated
	Number of			Additional	During
	Common			Paid-in-	development
	Shares (1)	Amount		Capital	stage	Total
Balance at inception on April 24, 2008
May 30,2008	0	$-	$		$-	$-
				-
Common shares issued for cash at $0.001	75,000,000	75,000			-	5,000
				(70,000)
Net (loss)	-	-		-	(497)	(497)
Balance as of July 31, 2008				$(70,000)
	75,000,000	$75,000			$(497)	$4,503
Common shares issued for cash at $0.03	21,000,000	21,000		21,000		42,000
Cancellation of shares	(51,000,000)	(51,000)		51,000
Net (loss)	-	-		-	(36,063)	(36,063)

Balance as of July 31, 2009	45,000,000	$45,000		$2,000	$(36,560)	$10,440

(1) As retroactively restated for a 15 for 1 forward common stock split on May 20, 2009.

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Cash Flows

		From
		Inception
		on	From
		April 24,	Inception on
	Year Ended	2008 to	April 24,
	July 31,	July 31,	2008 to
	2009	2008	July 31, 2009
Operating Activities
Net (loss)	$(36,063)	$(497)	$(36,560)

Net cash (used) for operating activities	(36,063)	(497)	(36,560)

Financing Activities
Loans from Director	-	3,443	3,443
Sale of common stock	42,000	5,000	47,000

Net cash provided by financing activities	42,000	8,443	50,443

Net increase (decrease) in cash and equivalents	5,937	7,946	13,883

Cash and equivalents at beginning of the period	7,946	-	-

Cash and equivalents at end of the period	$13,883	$7,946	$13,883

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes
	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009 and 2008

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed wih the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2009 the Company has accumulated losses of $36,560.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $36,560 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009 and 2008

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

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2009 and 2008

3. COMMON STOCK

The authorized capital of the Company is 150,000,000 common shares with a par value of $ 0.001 per share.

In May 2008, the Company issued 75,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,000.

In November 2008 and December 2008, Company issued 21,000,000 shares of common stock at a price of $0.03 per share for total cash proceeds of $42,000.

On May 1, 2009 the Directors and Shareholders approved the cancellation of 51,000,000 common shares owned by Company President Alexander Deshin and Corporate Secretary Maksim Selivanov. This left the Company with 45,000,000 common shares outstanding

On May 4, 2009 the Directors and Shareholders approved increasing the authorized share capital of the Company from 75,000,000 to 150,000,000 common shares.

On May 4, 2009 the Directors and Shareholders approved a 15 for 1forward split of the Company's common shares where the outstanding shares of the Company went from 3,000,000 to 45,000,000. All share figures in the financial statements have been restated to reflect the split.

4. INCOME TAXES

As of July 31, 2009 and 2008, the Company had net operating loss carry forwards of approximately $36,560 and $497 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At July 31, 2009 and 2009 the Company had related party loans outstanding, made for working capital advances, of $3,443. The loans are non-interest bearing, due upon demand and unsecured.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of July 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2009, our internal control over financial reporting was effective. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Xinan Zeng	Chief Executive Officer, Chief Financial Officer and Director	36	September 1, 2009 August 25, 2009
Aidan Hwuang	Director	37	August 19, 2009
Maksim Selivanov	Secretary	33	July 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Xinan Zeng, Chief Executive Officer, Chief Financial Officer and Director

Mr. Zeng is the CEO and Chairman of the Board of Shenzhen Xinhonglian Solar Energy Co., Ltd., a manufacturer of solar products and panels in Shenzhen, Peoples Republic of China. Shenzhen Xinhonglian

Solar Energy Co., Ltd., is the company that Bakhu Holdings Corp. is planning to acquire once satisfactory due diligence and financial audits are completed.

Aidan Hwuang, Director

Mr. Hwuang is a member of the National Bar Association in the PRC and has over 15 years experience practicing law in the PRC.. In addition to his Chinese law degree he also has earned a LL.M from the University of Aberdeen Law School in Scotland. He is currently a senior partner and the Shenzhen office manager with V&T Law Firm specializing in corporate law, acquisitions and litigation.

Maksim Selivanov, Secretary

Since July 2008, MR. SELIVANOV has been our Secretary. He graduated in 1998 with a Bachelor Degree in Chinese Language from Baikal State Language University. In 2006 he graduated with a Masters Degree in Corporate Law from Baikal State Technical University. Since 1998 to 2006 he has worked as a sole proprietor in wholesale trade. Since 2006 he has been working as a bank associate in SberBank, the largest Russian bank.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.       any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.       any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.       being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.       being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has determined that Mr. Aidan Hwuang is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

Effective December 10, 2009, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our chief executive officer and chief financial officer (being our principal executive officer, our principal financial officer and our principal accounting officer), employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2009 and July 31, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2009 and July 31, 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xinan Zeng, CEO and CFO(1)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Alexander Deshin Former CEO, CFO and Director(2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Maksim Selivanov Secretary	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	On September 1, 2009, Mr. Xinan Zeng was appointed Chief Executive Officer and Chief Financial Officer of our company.

(2)	On September 1, 2009, Mr. Alexander Deshin resigned as an officer and director of our company.

Stock Options/SAR Grants

During our year July 31, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended July 31, 2009 and July 31, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Other than as set out below, none of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 10, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Xinan Zeng 5/F, Yintong Building, Queshan Industry Zone, Longhua, Ban'an, Shenzhen, Guangdong, China	nil	0%
Aidan Hwuang Floor21,Industrial Bank Building, 4013 Shennan Road, Shenzhen P.C:518048	nil	0%
Maksim Selivanov Shelkovskoe shosse, 92/5, Suite 64 Moscow, Russian Federation 105523	nil	0%
Directors and Executive Officers as a Group(1)	nil	0%
Alexander Deshin Shelkovskoe shosse, 92/5, Suite 64 Moscow, Russian Federation 105523	24,000,000	53.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the

shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 10, 2009.As of December 10, 2009, there were 45,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

At July 31, 2009 and 2009 the Company had related party loans outstanding, made for working capital advances, of $3,443. The loans are non-interest bearing, due upon demand and unsecured.

Director Independence

We currently act with two director, consisting of Xinan Zeng and Aidan Hwuang. We have determined that Aidan Hwuang is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.      Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2009 ($)	July 31, 2008 ($)
Audit Fees	3,250.00	2,000.00

Audit Related Fees	5,330.00	800.00
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	8,580.00	2,800.00

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.2	Bylaws(incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).

(10)	Material Agreements

10.1	Memorandum of Understanding with Shenzhen Xinhonglian Solar Energy Co (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2009).

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.

/s/ Xinan Zeng
Xinan Zeng
CEO, CFO and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)

Date: December 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xinan Zeng	CEO, CFO and Director	December 14, 2009
Xinan Zeng

Signature	Title	Date

/s/ Aidan Hwuang	Director	December 14, 2009
Aidan Hwuang