Form 10-Q
period 2009-10-31
Bakhu Holdings, Corp.
filed 2009-12-15
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number 333-153574

BAKHU HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2608821
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Shelkovskoe shosse, 92 5, Suite 64 Moscow, Russian Federation 1	05523
(Address of principal executive offices)	(Zip Code)

1-800-870-1242
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ X ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
45,000,000 common shares issued and outstanding as of December 11, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
October 31, 2009

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

Assets
	October 31,	July 31,
	2009	2009
	(Unaudited)

Current Assets
Cash	$-	$13,883

Total Assets	$-	$13,883

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Loan from Director	$3,443	$3,443

Total Current Liabilities	$3,443	$3,443

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 150,000,000 shares authorized;
45,000,000 (2009) and 75,000,000 (2008)
Shares issued and outstanding	45,000	45,000
Additional paid-in-capital	2,000	2,000
Deficit accumulated during the development stage	(50,443)	(36,560)

Total stockholders’ equity (deficit)	-	10,440

Total liabilities and stockholders’ equity (deficit)	$-	$13,883

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
	3 Months	3 Months	April 24,
	Ended	Ended	2008 to
	October 31,	October 31,	October 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
General and Administrative Expenses	$13,883	$6,218	$50,443
Net (loss) from Operation before Taxes	(13,883)	(6,218)	(50,443)
Provision for Income Taxes	0	0	0
Net (loss)	$(13,883)	$(6,218)	$(50,443)

(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	77,125,000	5,000,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Stockholders’ Equity
From Inception on April 24, 2008 to October 31, 2009 - (Unaudited)

				Deficit
				accumulated
	Number of		Additional	During
	Common		Paid-in-	development
	Shares (1)	Amount	Capital	stage		Total
Balance at inception on April 24, 2008
May 30,2008	0	$-	$-	$-		$-
Common shares issued for cash at $0.001	75,000,000	75,000	(70,000)	-		5,000
Net (loss)	-	-	-	(497)		(497)
Balance as of July 31, 2008			$(70,000)
	75,000,000	$75,000		$(497)		$4,503
Common shares issued for cash at $0.03	21,000,000	21,000	21,000			42,000
Cancellation of shares	(51,000,000)	(51,000)	51,000
Net (loss)	-	-	-	(49,946)		(49,946)

Balance as of October 31, 2009	45,000,000	$45,000	$2,000	$(50,443)	$	(3,443)

(1) As retroactively restated for a 15 for 1 forward common stock split on May 20, 2009.

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	3 Months	3 Months	on April 24,
	Ended	Ended	2008 to
	October 31,	October 31,	October 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net (loss)	$(13,883)	$(6,218)	$(50,443)

Net cash (used) for operating activities	(13,883)	(6,218)	(50,443)

Financing Activities
Loans from Director	-	-	3,443
Sale of common stock	-	-	47,000

Net cash provided by financing activities	-	-	50,443

Net increase (decrease) in cash and equivalents	(13,883)	(6,218)	-

Cash and equivalents at beginning of the period	13,883	7,946	-

Cash and equivalents at end of the period	$-	$1,728	$-

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-	$-
Taxes
	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. On August 13 the Shenzhen Xinhonglian Solar Energy Co., Ltd. The Company is still in the process of evaluating this business opportunity. Company signed a Memorandum of Understanding with The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2009 the Company has accumulated losses of $50,443.

During August several organizational changes occurred. On August 19, 2009, Mr Aidan Hwuang joined as a director of the company. On August 24, 2009 Alexander Deshin resigned as a director and the CEO and CFO of the company. On August 26, 2009 Mr. Xinan Zeng was appointed a director and the CEO and CFO of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $50,443as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2009

4. INCOME TAXES

As of October 31, 2009, the Company had net operating loss carry forwards of approximately $50,443 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At October 31, 2009 the Company had related party loans outstanding, made for working capital advances, of $3,443. The loans are non-interest bearing, due upon demand and unsecured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company” and “Bakhu”, mean Bakhu Holdings Corp., a Nevada corporation, unless otherwise indicated.

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

We anticipate that we will expend $25,000 during the twelve-month period ending October 31, 2010. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending October 31, 2010

Operating expenses
Legal fees, professional fees, management fees,	$25,000
office rents, etc

Total	$25,000

At October 31, 2009, we had a working capital deficit of $3,443. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2010.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Three Months Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended October 31, 2009 and 2008.

Our operating results for the three months ended October 31, 2009 and 2008 are summarized as follows:

	Three Months Ended	Three Months Ended
	October 31	October 31
	2009	2008
Revenue	Nil	Nil
General and Administrative Expenses	$13,883	$6,218
Net Loss	$13,883	$6,218

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2009, increased by 123.27% as compared to the comparative period in 2008 primarily as a result of increases in legal expenses, accounting expenses and website development and presentations.

Liquidity and Financial Condition

As of October 31, 2009, our total current assets were $Nil and our total current liabilities were $3,443 and we had a working capital deficit of $3,443. Our financial statements report a net loss of $13,883 for the three months ended October 31, 2009, and a net loss of $50,443 for the period from April 24, 2008 (date of inception) to October 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		Three Months		Three Months
		Ended		Ended
		October 31, 2009		October 31, 2008

Net Cash (Used in) Operating Activities		$(13,883)		$(6,218)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Increase In Cash During The Period		$(13,883)		$(6,218)

We had cash in the amount of $Nil as of October 31, 2009 and a working capital deficit of $3,443 as of October 31, 2009.

Our principal sources of funds have been from sales of our common stock.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $50,443as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Recently Issued Accounting Standards

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

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended July 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

As of October 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed

Exhibit
Number	Description

on September 18, 2008).

3.2	Bylaws(incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).

(10)	Material Agreements

10.1	Memorandum of Understanding with Shenzhen Xinhonglian Solar Energy Co (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2009).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K filed on December 14, 2009)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.

/s/ Xinan Zeng
Xinan Zeng
CEO, CFO and Director
(Principal Executive Officer, Principal Financial Officer and
Principal
Accounting Officer)
Date: December 14, 2009