Form 10-Q
period 2010-01-31
Bakhu Holdings, Corp.
filed 2010-03-22
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________

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
[ X ]YES   [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
January 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS
BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	6 Months Ended	From Inception on
	January 31, 2009	April 24, 2008 to
	(Unaudited)	January 31, 2010
		(Unaudited)
Current Assets
Cash	($0)	($13,883)
Total Assets	($0)	($13,883)

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Loans from Directors	$11,862	$3,443
Total Current Liabilities	$11,862	$3,443

Stockholders' Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized
45,000,000 (2009) and 75,000,000 (2008)
Shares issued & outstanding	$45,000	$45,000
Additional paid in-capital	$2,000	$2,000
Defect accumulated during the development stage	($58,862)	($36,560)

Total stockholders' equity (deficit)	($11,862)	$10,440

Total liabilities & stockholders' equity (deficit)	$0	$13,883

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Operations

	3 Months	3 Months	6 Months	6 Months	From
	Ended	Ended	Ended	Ended	Inception on
	January 31,	January 31,	January 31,	January 31,	April 24,
	2010	2009	2010	2009	2008 to
	(Unaudited)	(Unaudited	(Unaudited)	(Unaudited)	January 31,
					2010
					(Unaudited)
Expenses
General & Administrative	$8,419	$2,993	$22,302	$9,211	$58,862
Net (loss) from Operations
before Taxes	($8,419)	($2,993)	($22,302)	($9,211)	($58,862)
Provision for Income Taxes	0	0	0		0
Net (loss)	($8,419)	($2,993)	($22,302)	($9,211)	($58,862

(Loss) per common share - Basic & diluted	($0.00)	($0.00)	($0.00)	($0.00)	($0.00)

Weighted Average Number of Common Shares Outstanding	45,000,000	5,965,217	77,125,000	61,062,500

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Cash Flows

	6 Months Ended	6 Months Ended	From Inception on
	January 31, 2010	January 31, 2009	April 24, 2008 to
	(Unaudited)	(Unaudited)	January 31, 2010
			(Unaudited)
Operating Activities
Net (loss)	($22,302)	($9,211)	($58,862)
Net Cash (used) for operating activities	($22,302)	($9,211)	($58,862)

Financing Activities
Loans from Directors	$8,419		$11,862
Sale of common stock		$42,000	$47,000
Net cash provided by financing activities	$8,419	$42,000	$58,862
Net increase (decrease) in cash & equivalents	($13,883)	$32,789	$0

Cash & equivalents at beginning of the period	$13,883	$7,946	$0
Cash & equivalents at end of the period	$0	$40,735	$0

Supplemental cash flow information
Cash paid for:
Interest	$0	$0	$0
Taxes	$0	$0	$0

Non-Cash Activities	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

(A Development Stage Company)
Notes to the Financial Statements
January 31, 2010

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2010 the Company has accumulated losses of $58,862.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $58,862 as of January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

i) Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with ASC 105,"Earnings per Share". ASC 105requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

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

4. INCOME TAXES

As of January 31, 2010, the Company had net operating loss carry forwards of approximately $58,862 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

5. RELATED PARTY TRANSACTIONS
At January 31, 2010 the Company had related party loans outstanding, made for working capital advances, of $11,383. The loans are non-interest bearing, due upon demand and unsecured.

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

We anticipate that we will expend $25,000 during the twelve-month period ending October 31, 2010. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending October 31, 2010

Operating expenses
Legal fees, professional fees, management fees, office rents, etc	$25,000
Total	$25,000

At January 31, 2010, we had a cumulative working capital deficit of $52,862. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

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

Results of Operations for the Three Months Ended January 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended January 31, 2010 and 2009.

Our operating results for the three months ended January 31, 2010 and 2009 are summarized as follows:

	Three Months Ended	Three Months Ended
	January 31	January 31
	2010	2009
Revenue	Nil	Nil
General and Administrative Expenses	$8,419	$2,993
Net Loss	$8,419	$2,993

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2010, increased by 181% as compared to the comparative period in 2009 primarily as a result of increases in legal expenses, accounting expenses and expenses in arrears.

Liquidity and Financial Condition

As of January 31, 2010, our total current assets were $Nil and our total current liabilities were $11,862 and we had a cumulative working capital deficit of, $58,862. Our financial statements report a net loss of $8,419 for the three months ended January 31, 2010, and a cumulative loss of $52,862 for the period from April 24, 2008 (date of inception) to January 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		Three Months		Three Months
		Ended		Ended
		January 31, 2010		January 31, 2009

Net Cash (Used in) Operating Activities		$(8,419)		$(2,993)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	Nil	$	Nil
Net Cash Provided by Directors Loans		$8,419		Nil
Increase In Cash During The Period		$(8,419)		$(2,993)

We had cash in the amount of $Nil as of January 31, 2010 and a working capital deficit of $58,862 as of January 31, 2010.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $58,862as of January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

As of January 31, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).
3.2	Bylaws(incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).
(10)	Material Agreements
10.1	Memorandum of Understanding with Shenzhen Xinhonglian Solar Energy Co (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2009).

Exhibit Number	Description
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP

/s/ Xinan Zeng
Xinan Zeng
CEO, CFO and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer )

Date: March 19, 2010