Form 10-Q
period 2010-04-30
Bakhu Holdings, Corp.
filed 2010-06-25
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ___________

Commission File Number 333-153574

BAKHU HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2608821
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6529 East Friess Drive, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

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
[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
45,000,000 common shares issued and outstanding as of June 23, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
April 30, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$13,883
Total Assets	$0	$13,883

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Loans from Directors	$14,289	$3,443
Total Current Liabilities	14,289	3,443

Stockholders' Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 45,000,000 (2010) and 75,000,000 (2009) Shares issued & outstanding	45,000	6,400
Additional paid in-capital	2,000	40,600
Defect accumulated during the development stage	(61,289)	(36,560)

Total stockholders' equity (deficit)	(14,289)	10,440

Total liabilities & stockholders' equity (deficit)	$0	$13,883

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Operations

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	From Inception on
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 24, 2008 to
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	April 30, 2010
					(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
General & Administrative	2,427	3,419	24,729	12,630	61,289
Net (loss) from Operations before Taxes	(2,427)	(3,419)	(24,729)	(12,630)	(61,289)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	($2,427)	($3,419)	($24,729)	($12,630)	($61,289)

(Loss) per common share - Basic & diluted	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding	45,000,000	96,000,000	45,000,000	86,725,275

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Cash Flows

	9 Months Ended	9 Months Ended	From Inception on
	April 30, 2010	April 30, 2009	April 24, 2008 to
	(Unaudited)	(Unaudited)	April 30, 2010
			(Unaudited)
Operating Activities
Net (loss)	($24,729)	($12,630)	($61,289)
Net Cash (used) for operating activities	(24,729)	(12,630)	(61,289)

Financing Activities
Loans from Directors	10,846		14,289
Sale of common stock		42,000	47,000
Net cash provided by financing activities	10,846	42,000	61,289

Net increase (decrease) in cash & equivalents	(13,883)	29,370	0
Cash & equivalents at beginning of the period	13,883	7,946	0
Cash & equivalents at end of the period	$0	$37,316	$0

Supplemental cash flow information
Cash paid for:
Interest	$0	$0	$0
Taxes	$0	$0	$0

Non-Cash Activities	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2010

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under ASC 915 and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2010 the Company has accumulated losses of $61,289.
On April 14, 2010, Mr. Xinan Zeng resigned as a director and the CEO and CFO of the Company. Mr Aidan Hwuang was appointed the CEO and CFO of the Company on April 14, 2010
On April 14, 2010, Bakhu Holdings Corp. terminated the Memorandum of Understanding signed with Shenzhen Xinhonglian Solar Energy Co (“SXSE”) on August 4, 2009 because a satisfactory audit could not be completed on SXSE. Bakhu Holdings Corp. will not pursue any other business dealings with SXSE. The Company will continue to evaluate other business opportunities that benefit shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $61,289 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2010

4. INCOME TAXES
As of April 30, 2010, the Company had net operating loss carry forwards of approximately $61,289 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS
At April 30, 2010 the Company had related party loans outstanding, made for working capital advances, of $14,289. The loans are non-interest bearing, due upon demand and unsecured.

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

On May 4, 2009, we filed a Certificate of Amendment with the Secretary of State of Nevada, with an effective date of May 20, 2009, effecting the following corporate changes:

(1)	changing our company’s name to Bakhu Holdings, Corp.;

(2)	increasing the authorized share capital of our company to 150,000,000 common shares, $0.001 par value; and

(3)	effecting a 15 for 1 forward-split of our company’s issued and outstanding common shares.

The name change, share capital increase and forward split were approved by a majority of our shareholders on May 4, 2009. Effective May 22, 2009, we began to trade on the Over the Counter Bulleting under our new ticker symbol “BKUH”, which reflects the name change and forward split.

On August 4, 2009, we entered into a memorandum of understanding with Shenzhen Xinhonglian Solar Energy Co (“SXSE”) pursuant to which SXSE would vend the shares and assets of SXSE into our company for 16,450,000 shares or a 35% interest upon the completion of successful due diligence performed by our company.

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

On April 14, 2010 our company underwent the following changes:

  Our company terminated the Memorandum of Understanding signed with Shenzhen Xinhonglian Solar Energy Co (“SXSE”), dated August 4, 2009, because a satisfactory audit could not be completed on SXSE.
  Mr. Xinan Zeng resigned his positions a Director, CEO and CFO of our company
  Mr. Aidan Hwuang was appointed to the positions of CEO and CFO of our company
  The executive offices of our company were changed from Shelkovskoe shosse, 92 5, Suite 64 Moscow, Russian Federation, to 6529 East Friess Drive, Scottsdale, Arizona, 85254.

Plan of Operation

We are a development stage company. We anticipate that the acquisition of any new business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

We anticipate that we will expend $25,000 during the twelve-month period ending April 30, 2011. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending April 30, 2011

Operating expenses
Legal fees, professional fees, management fees, office rents, etc	$25,000

Total	$25,000

At April 30, 2010, we had a cumulative working capital deficit of $61,289. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2011.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending April 30, 2011.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Three Months Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended April 30, 2010 and 2009.

Our operating results for the three months ended April 30, 2010 and 2009 are summarized as follows:

	Three Months Ended	Three Months Ended
	April 30	April 30
	2010	2009
Revenue	Nil	Nil
General and Administrative Expenses	$2,427	$3,419
Net Loss	$2,427	$3,419

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2010, declined by 40% as compared to the comparative period in 2009 primarily as a result of reduced expenses in arrears.

Results of Operations for the Nine Months Ended April 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended April 30, 2010 and 2009.

Our operating results for the nine months ended April 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended	Nine Months Ended
	April 30	April 30
	2010	2009
Revenue	Nil	Nil
General and Administrative Expenses	$24,729	$12,630
Net Loss	$24,729	$12,630

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2010, increased by 96% as compared to the comparative period in 2009 primarily as a result of increases in administrative expenses, accounting expenses and expenses in arrears.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of April 30, 2010, our total current assets were $Nil and our total current liabilities were $14,289 and we had a cumulative working capital deficit of, $61,289. Our financial statements report a net loss of $24,729 for the nine months ended April 30, 2010, and a cumulative loss of $61,287 for the period from April 24, 2008 (date of inception) to April 30, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		Nine Months		Nine Months
		Ended		Ended
		April 30, 2010		April 30, 2009

Net Cash (Used in) Operating Activities		$(24,729)		$(12,630)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,846		$42,000
Increase In Cash During The Period		$(13,883)		$29,370

We had cash in the amount of $Nil as of April 30, 2010 and a working capital deficit of $14,289 as of April 30, 2010.

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

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in an accumulated deficit of $61,289 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

Financial Instruments

The carrying value of our company's financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R). To date, our company has not adopted a stock option plan and has not granted any stock options.

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

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

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

As of April 30, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.2	Bylaws(incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).

(10)	Material Agreements

10.1	Memorandum of Understanding with Shenzhen Xinhonglian Solar Energy Co (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2009).

Exhibit
Number	Description

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on December 15, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP

/s/ Aidan Hwuang
Aidan Hwuang
CEO, CFO and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer

Date: June 23, 2010