Form 10-K
period 2010-07-31
Bakhu Holdings, Corp.
filed 2010-10-25
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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
Yes [X]     No [   ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 10, 2010 was $1.89 million based on a $0.09 closing price for the Common Stock on January 29, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

45,000,000 Common Shares issued & outstanding as of October 10, 2010

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

The name change, share capital increase and forward split were approved by a majority of our shareholders on May 4, 2009. Effective May 22, 2009, we began to trade on the Over the Counter Bulleting under the ticker symbol “BKUH”, which reflects the name change and forward split.

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

Effective April 14, 2010, we terminated the memorandum of understanding with SXSE because a satisfactory audit could not be completed on SXSE. our company will not pursue any other business dealings with SXSE.

Effective April 14, 2010, Mr. Xinan Zeng resigned as our Chief Executive Officer and Chief Financial Officer and as a director of our company.

Effective April 14, 2010, Mr. Aidan Hwuang, a director of the Company, was appointed Chief Executive Officer and Chief Financial Officer

Our board of directors now consists solely of Mr. Aidan Hwuang.

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

Item 1B.         Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Executive Offices

Our principal executive offices are located at 6529 East Friess Drive, Scottsdale, Arizona. We do not anticipate that we will require any additional premises in the foreseeable future.

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

Item 4.           [Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “BKUH.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on February 13, 2009 under the symbol “PCLR”.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2010	$0.07	$0.05
April 30, 2010	$0.09	$0.06
January 31, 2010	$0.20	$0.09
October 31, 2009	$0.43	$0.05
July 31, 2009	$0.34	$0.25
April 30, 2009	N/A(3)	N/A(3)
January 31, 2009	N/A(2)	N/A(2)
October 31, 2008	N/A(2)	N/A(2)
July 31, 2008	N/A(2)	N/A(2)
April 30, 2008	N/A(2)	N/A(2)

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

On October 10, 2010, the shareholders' list showed 50 registered shareholders and 45,000,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2010.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2010.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended July 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are a development stage company. We are currently seeking opportunities to acquire prospective businesses.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

We anticipate that we will expend $25,000 during the twelve-month period ending July 31, 2011. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending July 31, 2011

Operating expenses
Legal fees, professional fees, management fees, office rents, etc	$35,000

Total	$35,000

At July 31, 2010, we had a working capital deficit of $24,142. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending July 31, 2011.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending July 31, 2011.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Year Ended July 31, 2010 and 2009.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010.

Our operating results for the year ended July 31, 2010 and 2009are summarized as follows:

		Year Ended		Year Ended
		July 31,		July 31,
		2010		2009

Revenue	$	Nil	$	Nil
General and Administrative
Expenses		$34,582		$36,063
Net Loss		$34,582		$36,063

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses for the year ended July 31, 2010 and July 31, 2009 are outlined in the table below:

	Year Ended
	July 31
	2010	2009

Legal and accounting fees	$18,523.97	$18,960.00
Legal fees	$8485.05	$6000.00
Accounting Fees	$8125.00	$11,580.00
Filing Fees	$1913.92	$1380.00

Our general and administrative expenses for the year ended July 31, 2010 were in line with those compared to the same period in fiscal 2009.

Liquidity and Financial Condition

Working Capital
		At July 31,	At July 31,	Percentage
		2010	2009	Increase/Decrease

Current Assets	$	Nil	$13,883	(100%)
Current Liabilities		$24,142	$3,443	601%
Working Capital		$(24,142)	$10,440	(331%)

Cash Flows
		At July 31,		At July 31,
		2010		2009

Net cash (used) in operating activities		$(34,582)		$(36,063)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$20,699		$42,000
Increase In Cash During The Period		$(13,883)		$5,937

We had cash in the amount of $Nil as of July 31, 2010 as compared to $13,883 as of July 31, 2009. We had a working capital deficit of $24,142 as of July 31, 2010 compared to working capital surplus of $10,440 as of July 31, 2009.

The decrease in net cash used in operations for the year ended July 31, 2010, compared to the same period in fiscal 2009, was mainly due to our company cutting back on expenses. During the year ended July 31, 2010 we received loans from directors of our company in the amount of $20,699.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Our principal sources of funds have been from sales of our common stock and a loan from our director.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize our assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in an accumulated deficit of $34,582 as of July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado 80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bakhu Holdings, Corp.
Scottsdale, Arizona

I have audited the accompanying balance sheets of Bakhu Holdings, Corp. (a development stage company) as of July 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from April 24, 2008 (inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bakhu Holdings, Corp. as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from April 24, 2008 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
September 23, 2010	RONALD R. CHADWICK, P.C.

BAKHU HOLDINGS, CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

July 31, 2010

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2010	July 31, 2009
Current Assets
Cash	$0	$13,883
Total Assets	$0	$13,883

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Loans from Directors	$24,142	$3,443
Total Current Liabilities	24,142	3,443

Stockholders' Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized
45,000,000 shares issued & outstanding	45,000	45,000
Additional paid in-capital	2,000	2,000
Defect accumulated during the development stage	(71,142)	(36,560)

Total stockholders' equity (deficit)	(24,142)	10,440

Total liabilities & stockholders' equity (deficit)	$0	$13,883

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Operations

	Year Ended July 31,	Year Ended July 31,	From Inception on
	2010	2009	April 24, 2008 to
			July 31, 2010

Revenue	$-	$-	$-

Expenses
General & Administrative	$34,582	$36,063	$71,142
Net (loss) from Operations
before Taxes	$(34,582)	$(36,063)	$(71,142)
Provision for Income Taxes	$-	$-	$-
Net (loss)	$(34,582)	$(36,063)	$(71,142)

(Loss) per common share -
Basic & diluted	$-	$-

Weighted Average Number of Common Shares Outstanding	45,000,000	15,794,520

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended July 31,	Year Ended July	From Inception on
	2010	31, 2009	April 24, 2008 to
			July 31, 2010

Operating Activities
Net (loss)	$(34,582)	$(36,063)	$(71,142)
Net Cash (used) for operating activities	$(34,582)	$(36,063)	$(71,142)

Financing Activities
Loans from Directors	$20,699		$24,142
Sale of common stock		$42,000	$47,000
Net cash provided by financing activities	$20,699	$42,000	$71,142

Net increase (decrease) in cash & equivalents	$(13,883)	$5,937	$-
Cash & equivalents at beginning of the period	$13,883	$7,946	$-
Cash & equivalents at end of the period	$-	$13,883	$-

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statements of Stockholders Equity

	Number of Common	Amount	Additional Paid	Deficit	Total
	Shares (1)		in Capital	accumulated
				During
				development
				stage

Balance at inception on April 24, 2008	0	$-	$-	$-	$-
Common shares issued for cash at $0.00006	75,000,000	75,000	(70,000)	-	5,000
Net (Loss)	-	-	-	(497)	(497)
Balance as of July 31, 2008	75,000,000	$75,000	$(70,000)	$(497)	$4,503

Common shares issued for cash at $0.03	21,000,000	21,000	21,000		42,000

Cancellation of common shares	(51,000,000)	(51,000)	51,000		-

Net (loss)	-	-	-	(36,063)	(36,063)
Balance as of July 31, 2009	45,000,000	$45,000	$2,000	$(36,560)	$10,440

Net (loss)				$(34,582)	$(34,582)
Balance as of July 31, 2010	45,000,000	$45,000	$2,000	$(71,142)	$(24,142)

(1) As restated for a 15 for 1 forward stock split in May 2009

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2010

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under ASC 915 and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2010 the Company has accumulated losses of $71,142.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $71,142 as of July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

i) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 105,"Earnings per Share". ASC 105 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $71,142 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At July 31, 2010 the Company had related party loans outstanding, made for working capital advances, of $24,142. The loans are non-interest bearing, due upon demand and unsecured.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.         Controls and Procedures

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

As of July 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2010, our internal control over financial reporting was effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Aidan Hwuang	Chief Executive Officer, Chief Financial Officer and Director	38	August 19, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Aidan Hwuang, Director

Mr. Hwuang is a member of the National Bar Association in the People’s Republic of China and has over 15 years experience practicing law in the PRC. In addition to his Chinese law degree he also has earned a LL.M from the University of Aberdeen Law School in Scotland. He is currently a senior partner and the Shenzhen office manager with V&T Law Firm specializing in corporate law, acquisitions and litigation.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has determined that Mr. Aidan Hwuang is not "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  our most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2010 and July 31, 2009; and

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Aidan Hwuang, CEO and CFO(1)	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Xinan Zeng, Former CEO and CFO(2)	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Alexander Deshin Former CEO and CFO(3)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Aidan Hwuang was appointed Chief Executive Officer and Chief Financial Officer of our company on April 14, 2010.
(2) Mr. Xinan Zeng was appointed Chief Executive Officer and Chief Financial Officer of our company on September 1, 2009 and resigned on April 14, 2010.
(3) Mr. Alexander Deshin was appointed Chief Executive Officer and Chief Financial Officer of our company on April 24, 2008 and resigned on September 1, 2009.

Stock Options/SAR Grants

During our year July 31, 2010, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal years ended July 31, 2010 and July 31, 2009 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2010.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

The following table sets forth, as of October 10, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Aidan Hwuang Floor21,Industrial Bank Building, 4013 Shennan Road, Shenzhen P.C. 518048	nil	0%
Directors and Executive Officers as a Group(1)	nil	0%
Alexander Deshin Shelkovskoe shosse, 92/5, Suite 64 Moscow, Russian Federation 105523	24,000,000	53.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2010. As of July 31, 2010, there were 45,000,000 shares of our company’s common stock issued and outstanding.

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

At July 31, 2010 our company had related party loans outstanding, made for working capital advances, of $3,443. The loans are non-interest bearing, due upon demand and unsecured.

Director Independence

We currently act with one director, consisting of Aidan Hwuang. We have determined that Aidan Hwuang is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.         Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2010 ($)	July 31, 2008 ($)
Audit Fees	3,250.00	3,250.00
Audit Related Fees	5,330.00	5,330.00
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	8,580.00	8,580.00

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

Date: October 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aidan Hwuang	CEO, CFO and Director	October 22, 2010
Aidan Hwuang