Form 10-Q
period 2010-10-31
Bakhu Holdings, Corp.
filed 2010-12-10
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to _____________

Commission File Number 333-153574

BAKHU HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2608821
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 Boblett Street, Unit A254, Blaine, WA 98230
(Address of principal executive offices) (Zip Code)

1-800-870-1242
(Registrant’s telephone number, including area code)

6529 East Friess Drive, Scottsdale, Arizona 85254
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
45,000,000 common shares issued and outstanding as of December 8, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
October 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

3

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	October 31,	October 31,
	2010	2009
	(Unaudited)	(Unaudited)
Current Assets
Cash	$0	$0
Total Assets	$0	$0

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Loans from Directors	$30,753	$3,443
Total Current Liabilities	30,753	3,443

Stockholders' Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 45,000,000 (2010) and 75,000,000 (2009) Shares issued & outstanding	45,000	45,000
Additional paid in-capital	2,000	2,000
Defect accumulated during the development stage	(77,753)	(50,443)

Total stockholders' equity (deficit)	(30,753)	(3,443)

Total liabilities & stockholders' equity (deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

4

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Operations

	3 Months Ended	3 Months	From Inception
	Otober 31, 2010	Ended October	on April 24,
	(Unaudited)	31, 2009	2008 to July 31,
		(Unaudited)	2010
			(Unaudited)
Revenue	$-	$-	$-

Expenses

General & Administrative	$6,611	$13,883	$77,753

Net (loss) from Operations before Taxes	$(6,611)	$(13,883)	$(77,753)

Provision for Income Taxes	$-	$-	$-

Net (loss)	$(6,611)	$(13,883)	$(77,753)

(Loss) per common share - Basic & diluted	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	45,000,000	77,125,000

The accompanying notes are an integral part of these financial statements.

5

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Cash Flows

	3 Months Ended	3 Months	From Inception
	October 31, 2010	Ended October	on April 24, 2008
	(Unaudited)	31, 2009	to October 31,
		(Unaudited)	2010(Unaudited)
Operating Activities

Net (loss)	$(6,611)	$(13,883)	$(77,753)

Net Cash (used) for operating activities	$(6,611)	$(13,883)	$(77,753)

Financing Activities

Loans from Directors	$6,611		$30,753

Sale of common stock		$-	$47,000

Net cash provided by financing activities	$6,611	$-	$77,753

Net increase (decrease) in cash & equivalents	$-	$(13,883)	$-

Cash & equivalents at beginning of the period	$-	$13,883	$-

Cash & equivalents at end of the period	$-	$-	$-

Supplemental cash flow information

Cash paid for:

Interest	$-	$-	$-

Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

6

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Cash Flows

	Number of	Amount	Additional	Deficit	Total
	Common		Paid in	accumulated
	Shares		Capital	During
				development
				stage

Balance at inception on April 24, 2008

Common shares issued for cash at $0.001	5,000,000	$5,000	$-	$-	$5,000

Net (Loss)	-	-	-	$(497)	$(497)

Balance as of July 31, 2008	5,000,000	$5,000	$-	$(497)	$4,503

Common shares issued for cash at $0.03	1,400,000	$1,400	$40,600	$(497)	$42,000

Net (loss)	-	-	-	$(36,063)	$(36,063)

Balance as of July 31, 2009	45,000,000	$6,400	$40,600	$(36,560)	$10,440

Net (loss)				$34,582	$34,582

Balance as of July 31, 2010	45,000,000	$6,400	$40,600	$(71,142)	$(24,142)

Net (loss)				$(6,611)	$(6,611)

Balance as of October 31, 2010	45,000,000	$6,400	$40,600	$(77,753)	$(30,753)

The accompanying notes are an integral part of these financial statements.

7

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2010

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under ASC 915 and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2010 the Company has accumulated losses of $77,753.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b)  Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $77,753 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

8

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2010

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

9

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
October 31, 2010

4. INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $77,753 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At October 31, 2010 the Company had related party loans outstanding, made for working capital advances, of $30,753. The loans are non-interest bearing, due upon demand and unsecured.

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

The name change, share capital increase and forward split were approved by a majority of our shareholders on May 4, 2009. Effective May 22, 2009, we began to trade on the Over the Counter Bulleting under the ticker symbol “BKUH”.

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

We anticipate that we will expend $25,000 during the twelve-month period ending October 31, 2011. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending October 31, 2011

Operating expenses
Legal fees, professional fees, management fees, office rents, etc	$25,000

Total	$25,000

At October 31, 2010, we had a cumulative working capital deficit of $77,753. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending October 31, 2011.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending October 31, 2011.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Three Months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended October 31, 2010 and 2009.

Our operating results for the three months ended October 31, 2010 and 2009 are summarized as follows:

	Three Months Ended	Three Months Ended
	October 31	October 31
	2010	2009
Revenue	Nil	Nil
General and Administrative Expenses	$6,611	$13,883
Net Loss	$6,611	$13,883

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2010, declined by 52% as compared to the comparative period in 2009 primarily as a result of reduced expenses in arrears.

Results of Operations for the Nine Months Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the nine months ended October 31, 2010 and 2009.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of October 31, 2010, our total current assets were $Nil and our total current liabilities were $30,753 and we had a cumulative working capital deficit of, $77,753. Our financial statements report a net loss of $6,611 for the three months ended October 31, 2010, and a cumulative loss of $77,753 for the period from April 24, 2008 (date of inception) to October 31, 2010.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		Three Months		Three Months
		Ended		Ended
		October 31, 2010		October 31, 2009

Net Cash (Used in) Operating Activities		$(6,611)		$(13,883)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities	$	NIL	$	NIL
Increase In Cash During The Period		$(6,611)		$(13,883)

We had cash in the amount of Nil as of October 31, 2010 and a working capital deficit of $30,753 as of October 31, 2010.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in an accumulated deficit of $77,753 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

As of October 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 10, 2010