Form 10-Q
period 2011-01-31
Bakhu Holdings, Corp.
filed 2011-03-11
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-153574

BAKHU HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2608821
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 Boblett Street, Unit A254, Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

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
[X] YES [ ] NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[X] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 45,000,000 common shares issued and outstanding as of March 10, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended January 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Unaudited)
January 31, 2011

BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2011	July 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$0
Total Assets	$0	$0

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Loans from Directors	$33,286	$24,142
Total Current Liabilities	33,286	24,142

Stockholders' Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 45,000,000 (2010) and 75,000,000 (2009) Shares issued & outstanding	45,000	45,000
Additional paid in-capital	2,000	2,000
Defect accumulated during the development stage	(80,286)	(71,142)

Total stockholders' equity (deficit)	(33,286)	(24,142)

Total liabilities & stockholders' equity (deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Operations

	3 Months	3 Months	6 Months	6 Months	From Inception
	Ended	Ended January	Ended January	Ended January	on April 24,
	January 31,	31, 2010	31, 2011	31, 2010	2008 to January
	2011	(Unaudited)	(Unaudited)	(Unaudited)	31, 2011
	(Unaudited)				(Unaudited)
Revenue	$-	$-			$-

Expenses
General & Administrative	$2,532	$8,419	$9,143	$22,302	$80,286

Net (loss) from Operations before Taxes	$(2,532)	$(8,419)	$(9,143)	$(22,302)	$(80,286)
Provision for Income Taxes	$-	$-			$-
Net (loss)	$(2,532)	$(8,419)	$(9,143)	$(22,302)	$(80,286)

(Loss) per common share - Basic & diluted	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	45,000,000	45,000,000	45,000,000	77,125,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Statement of Cash Flows

	6 Months Ended	6 Months	From Inception
	January 31, 2011	Ended January	on April 24, 2008
	(Unaudited)	31, 2010	to January 31,
		(Unaudited)	2011 (Unaudited)
Operating Activities
Net (loss)	$(9,143)	$(22,302)	$(80,286)
Net Cash (used) for operating activities	$(9,143)	$(22,302)	$(80,286)

Financing Activities
Loans from Directors	$9,143	$8,419	$33,286
Sale of common stock		$-	$47,000
Net cash provided by financing activities	$9,143	$8,419	$80,286

Net increase (decrease) in cash & equivalents	$(0)	$(13,883)	$-

Cash & equivalents at beginning of the period	$-	$13,883	$-

Cash & equivalents at end of the period	$(0)	$-	$-

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS
Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under ASC 915 and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2011 the Company has accumulated losses of $80,286.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $80,286 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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
January 31, 2011

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

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2011

4. INCOME TAXES
As of January 31, 2011, the Company had net operating loss carry forwards of approximately $80,286 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS
At January 31, 2011 the Company had related party loans outstanding, made for working capital advances, of $33,286. The loans are non-interest bearing, due upon demand and unsecured.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean Bakhu Holdings Corp., a Nevada corporation, unless otherwise indicated.

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

The name change, share capital increase and forward split were approved by a majority of our shareholders on May 4, 2009. Effective May 22, 2009, we began to trade on the Over-the-Counter Bulletin Board under our new ticker symbol “BKUH”, which reflects the name change and forward split.

Our address is 1300 Boblett Street, Unit A254, Blaine, Washington, 98230. Our telephone number is 1-800-870-1242.

On August 4, 2009, we entered into a memorandum of understanding with Shenzhen Xinhonglian Solar Energy Co (“SXSE”) pursuant to which SXSE would vend the shares and assets of SXSE into our company for 16,450,000 shares or a 35% interest upon the completion of successful due diligence performed by our company.

On April 14, 2010 our company terminated the memorandum of understanding signed with SXSE, dated August 4, 2009, because a satisfactory audit could not be completed.

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

We anticipate that we will expend $25,000 during the twelve-month period ending January 31, 2012. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending January 31, 2012

Operating expenses
Legal fees, professional fees, management fees, office rents, etc	$25,000

Total	$25,000

At January 31, 2011, we had a cumulative working capital deficit of $80,286. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending January 31, 2012.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending January 31, 2012.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended January 31, 2011 and 2009.

Results of Operations for the Three Months Ended January 31, 2011 and 2009

Our operating results for the three months ended January 31, 2011 and 2009 are summarized as follows:

	Three Months Ended	Three Months Ended
	January 31	January 31
	2011	2010
Revenue	Nil	Nil
General and Administrative Expenses	$2,532	$8,419
Net Loss	$2,532	$8,419

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2011, declined by 69% as compared to the comparative period in 2010 primarily as a result of reduced expenses in arrears.

Results of Operations for the Six Months Ended January 31, 2011 and 2009

Our operating results for the three months ended January 31, 2011 and 2009 are summarized as follows:

	Six Months Ended	Six Months Ended
	January 31	January 31
	2011	2010
Revenue	Nil	Nil
General and Administrative Expenses	$9,143	$22,302
Net Loss	$9,143	$22,302

General and Administrative Expenses

General and administrative expenses for the six months ended January 31, 2011, declined by 59% as compared to the comparative period in 2010 primarily as a result of reduced expenses in arrears.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of January 31, 2011, our total current assets were $Nil and our total current liabilities were $33,286 and we had a cumulative working capital deficit of, $80,286. Our financial statements report a net loss of $2,532 for the three months ended January 31, 2011, and a cumulative loss of $80,286 for the period from April 24, 2008 (date of inception) to January 31, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		Six Months		Six Months
		Ended		Ended
		January 31,		January 31,
		2011		2010

Net Cash (Used in) Operating Activities		$(9,143)		$(22,302)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$9,143		$8,419
Net Increase (Decrease) In Cash During The Period		$(0)		$(13,883)

We had cash in the amount of $Nil and a working capital deficit of $33,286 as of January 31, 2011.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in an accumulated deficit of $80,286 as of January 31, 2011and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Effective on February 28, 2011, Mr. Cho (Ray) Lun Fung was appointed to serve as an independent director of the Board of Directors of our company. Mr. Fung was appoint by a shareholders resolution that represents that majority of the shares of our company.

Item 6. Exhibits

Exhibit
Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).
(10)	Material Agreements
10.1	Memorandum of Understanding with Shenzhen Xinhonglian Solar Energy Co (incorporated by reference from our Current Report on Form 8-K filed on August 14, 2009).

Exhibit
Number	Description
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on December 15, 2009).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.
(Registrant)

Dated: March 10, 2011	/s/ “Cho (Ray) Lun Fung”
Cho (Ray) Lun Fung
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)