Form 10-Q
period 2011-04-30
Bakhu Holdings, Corp.
filed 2011-06-14
CIK 1440153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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
45,000,000 common shares issued and outstanding as of June 13, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended April 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Bakhu Holdings - Q3 Fiscal 2011

ASSETS
	April 30, 2011	July 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$0	$0
Total Assets	$0	$0

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Loans from Directors	$36,442	$24,142
Total Current Liabilities	36,442	24,142

Stockholders' Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 45,000,000 (2010) and 75,000,000 (2009) Shares issued & outstanding	45,000	45,000
Additional paid in-capital	2,000	2,000
Defect accumulated during the development stage	(83,442)	(71,142)

Total stockholders' equity (deficit)	(36,442)	(24,142)

Total liabilities & stockholders' equity (deficit)	$0	$0

The accompanying notes are an integral part of these financial statements.

Bakhu Holdings - Q3 Fiscal 2011

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended	From Inception on
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 24, 2008 to
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	April 30, 2011
					(Unaudited)
Revenue	$-	$-			$-

Expenses
General & Administrative	$3,156	$2,427	$12,299	$24,729	$83,442
Net (loss) from Operations before Taxes	$(3,156)	$(2,427)	$(12,299)	$(24,729)	$(83,442)
Provision for Income Taxes	$-	$-			$-
Net (loss)	$(3,156)	$(2,427)	$(12,299)	$(24,729)	$(83,442)

(Loss) per common share -
Basic & diluted	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	45,000,000	45,000,000	45,000,000	45,000,000

The accompanying notes are an integral part of these financial statements.

Bakhu Holdings - Q3 Fiscal 2011

	9 Months Ended	9 Months Ended	From Inception on
	April 30, 2011	April 30, 2010	April 24, 2008 to
	(Unaudited)	(Unaudited)	April 30, 2011
			(Unaudited)

Operating Activities
Net (loss)	$(12,299)	$(22,302)	$(83,442)
Net Cash (used) for operating activities	$(12,299)	$(22,302)	$(83,442)

Financing Activities
Loans from Directors	$12,298	$8,419	$36,442
Sale of common stock		$-	$47,000
Net cash provided by financing activities	$12,298	$8,419	$83,442

Net increase (decrease) in cash & equivalents	$(0)	$(13,883)	$(0)
Cash & equivalents at beginning of the period	$-	$13,883	$-
Cash & equivalents at end of the period	$(0)	$-	$(0)

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Bakhu Holdings - Q3 Fiscal 2011

	Number of Common	Amount	Additional Paid in	Deficit	Total
	Shares (1)		Capital	accumulated
				During
				development stage

Balance at inception on April 24, 2008	0	$-	$-	$-	$-
Common shares issued for cash at $0.00006	75,000,000	75,000	(70,000)	-	5,000

Net (Loss)	-	-	-	(497)	(497)
Balance as of July 31, 2008	75,000,000	$75,000	$(70,000)	$(497)	$4,503

Common shares issued for cash at $0.002	21,000,000	21,000	21,000		42,000

Cancellation of common shares	(51,000,000)	(51,000)	51,000		-

Net (loss)	-	-	-	(36,063)	(36,063)
Balance as of July 31, 2009	45,000,000	$45,000	$2,000	$(36,560)	$10,440

Net (loss)				$(34,582)	$(34,582)
Balance as of July 31, 2010	45,000,000	$45,000	$2,000	$(71,142)	$(24,142)

Net (loss)				$(9,143)	$(9,143)
Balance as of January 31, 2011	45,000,000	$45,000	$2,000	$(80,285)	$(33,285)

Net (loss)				$(3,156)	$(3,156)
Balance as of April 30, 2011	45,000,000	$45,000	$2,000	$(83,442)	$(36,441)

(1) As restated for a 15 for 1 forward stock split in May 2009

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. The Company is in the development stage as defined under ASC 915 and its efforts are primarily in exploration and extracting of fine, extra-fine and fine-dispersed gold from tailings or refuse of mining and processing industry (technogenic deposits). In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2011 the Company has accumulated losses of $83,442.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $83,442 as of April 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

BAKHU HOLDINGS CORP
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
April 30, 2011

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

On May 4, 2009 the Directors and Shareholders approved a 15 for 1 forward split of the Company's common shares where the outstanding shares of the Company went from 3,000,000 to 45,000,000. All share figures in the financial statements have been restated to reflect the split.

4. INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $83,442 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At April 30, 2011 the Company had related party loans outstanding, made for working capital advances, of $36,442. The loans are non-interest bearing, due upon demand and unsecured.

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

The name change, share capital increase and forward split were approved by a majority of our shareholders on May 4, 2009. Effective May 22, 2009, we began to trade on the Over-the-Counter Bulletin Board under our ticker symbol “BKUH”, which reflects the name change and forward split.

Our address is 1300 Boblett Street, Unit A254, Blaine, Washington, 98230. Our telephone number is 1-800-870-1242.

On August 4, 2009, we entered into a memorandum of understanding with Shenzhen Xinhonglian Solar Energy Co. (“SXSE”) pursuant to which SXSE would vend the shares and assets of SXSE into our company for 16,450,000 shares or a 35% interest upon the completion of successful due diligence performed by our company.

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

We anticipate that we will expend $25,000 during the twelve-month period ending April 30, 2012. These expenditures are broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending April 30, 2012

Operating expenses
Legal fees, professional fees, management fees, office rents, etc	$25,000

Total	$25,000

At April 30, 2011, we had a cumulative working capital deficit of $83,442. If necessary, we plan to raise additional capital required to meet these immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Capital Expenditures

We do not intend to invest in capital expenditures during the twelve-month period ending April 30, 2012.

Purchase of Significant Equipment

Unless we acquire a new business, we do not intend to purchase any significant equipment over the twelve months ending April 30, 2012.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended April 30, 2011 and 2010.

Results of Operations for the Three Months Ended April 30, 2011 and 2010

Our operating results for the three months ended April 30, 2011 and 2010 are summarized as follows:

		Three Months Ended		Three Months Ended
		April 30,		April 30,
		2011		2010
Revenue	$	Nil	$	Nil
General and Administrative Expenses		$$3,156		$2,427
Net Loss		$($3,156)		$(2,427)

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2011, increased $729.00 by 30% as compared to the comparative period in 2010 primarily as a result of increased filing costs.

Results of Operations for the Nine Months Ended April 30, 2011 and 2010

Our operating results for the nine months ended April 30, 2011 and 2010 are summarized as follows:

		Nine Months Ended		Nine Months Ended
		April 30,		April 30,
		2011		2010
Revenue	$	Nil	$	Nil
General and Administrative Expenses		$$12,299		$24,729
Net Loss		$($12,299)		$(24,729)

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2011, declined by 50% as compared to the comparative period in 2010 primarily as a result of the company keeping its accounts payable current.

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Liquidity and Financial Condition

As of April 30, 2011, our total current assets were $0 and our total current liabilities were $0 and we had a cumulative working capital deficit of, $83,442. Our financial statements report a net loss of $3,156 for the three months ended April 30, 2011, and a cumulative loss of $83,442 for the period from April 24, 2008 (date of inception) to April 30, 2011.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions.

Cash Flows		Nine Months		Nine Months
		Ended		Ended
		April 30,		April 30,
		2011		2010

Net Cash (Used in) Operating Activities		$(12,299)		$(24,729)
Net Cash Provided by (Used In) Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$12,299		$10,846
Net Increase (Decrease) In Cash During The Period	$	Nil		$(13,883)

We had cash in the amount of $0 and a working capital deficit of $83,442 as of April 30, 2011.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Our company has incurred losses since inception resulting in an accumulated deficit of $83,442 as of April 30, 2011and further losses are anticipated in the development of its business raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Foreign Currency Translation

Our company's functional currency and its reporting currency is the United States dollar.

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

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 105,"Earnings per Share". ASC 105 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Going Concern

We have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on December 15, 2009).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.
(Registrant)

Dated: June 14, 2011	/s/ “Cho (Ray) Lun Fung”
Cho (Ray) Lun Fung
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)