Form 10-Q
period 2017-10-31
Bakhu Holdings, Corp.
filed 2017-12-08
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 333-153574

BAKHU HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	26-2608821
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

387 Corona St., Suite 555, Denver, CO	80218
(Address of principal executive offices)	(Zip Code)

(720) 442-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 45,000,000 common shares issued and outstanding as of December 1, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of October 31, 2017 (Unaudited) and July 31, 2016

F-2	Interim Unaudited Statements of Operations (Loss) for the Three Months Ended October 31, 2017 and 2016

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended October 2017 and 2016

F-4	Notes to Interim Unaudited Financial Statements

2

BAKHU HOLDINGS, CORP.

BALANCE SHEETS

	October 31, 2017	July 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$7,886	$98
Total Assets	$7,886	$98

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$129,908	$66,265
Accrued interest	1,952	1,577
Notes payable-net of discount	35,890	10,000
Short term borrowings-related parties	8,829	9,588
Total Current Liabilities	$176,579	$87,430

Stockholders’ Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 45,000,000 shares issued & outstanding at October 31, 2017 and July 31, 2017	45,000	45,000
Additional paid in-capital	2,000	2,000
Stockholder’s Deficit	(215,693)	(134,332)

Total stockholders’ equity (deficit)	(168,693)	(87,332)

Total liabilities & stockholders’ equity (deficit)	$7,886	$98

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016

Revenue	$-	$-

Expenses
Professional fees	80,720	6,700
Administrative expenses	(624)	491
Total operating expenses	80,096	7,191

Loss from operations	(80.096)	(7,191)
Other (income) expense
Interest expense	(1,265)	(375)

Net profit (loss) before provision for income taxes	(81,361)	(7,566)
Provision for Income Taxes	-
Net profit(loss)	$(81,361)	(7,566)

(Loss) per common share - Basic & diluted	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding	45,000,000	45,000,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended October 31,
	2017	2016

Cash flows from operating activities:
Net income(loss)	$(81,361)	$(7,566)
Amortization of debt discount	890
Changes in operating assets and liabilities
Account payable	63,643	7,178
Accrued liabilities	375	388
		-
Net cash (used in) operating activities	(16,453)	-

Cash flows from investing activities:
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Proceeds of short term financings from Somerset Private Fund, Ltd	(759)
Proceeds from receiver notes payable provided by third parties	25,000
Net cash provided by financing activities	24,241	-

Net change in cash	7,788	-
Cash, beginning of the period	98	98
Cash, end of the period	$7,886	$98

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Unaudited Interim Financial Statements

October 31, 2017

1. ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009 (“Bakhu, or the “Company”).

As of March 2015 the officers and management of Bakhu Holdings, Corp had abandoned the Company and ceased communications with Alexander Deshin, its majority shareholder. Management had stopped reporting under Section 15(d) and failed to file the necessary reports with the Nevada Secretary of State. Mr. Deshin, for fear of loss of his investment desired to hire a professional firm to attempt to revive the company and replace its management.

Mr. Deshin executed an irrevocable proxy appointing of Somerset Capital Ltd as his proxy for the purposes of executing its duties under NRS 78.655 on March 25, 2015 which is attached as Exhibit 99.1. Robert Stevens is the president of Somerset Capital Ltd. This proxy was executed for the purposes of attempting to protect the interest of Mr. Deshin and all other stockholders and creditors and remove the officers and directors of the Company. Specifically the proxy states “for the purposes of appointing a Receiver under NRS 78.655 for the purposes of corporate reorganization and removal of any current officers and directors of the company.” Our legal counsel advised us that a more powerful remedy was available under NRS 78.630, and Somerset Capital Ltd. subsequently filed for a Petition and Writ of Injunction and the Appointment of a Receiver under NRS 78.630.

A Petition for Writ of Injunction and the Appointment of a Receiver under NRS 78.630 was filed on July 6, 2015 in Nevada’s Eighth Judicial District. The petition was granted and ordered on August 20, 2015. The petition and order are attached as Exhibit 99.2. Somerset Capital Ltd’s Writ of injunction and Application for Receiver was granted in its entirety, and Somerset Capital Ltd, through the appointed Receiver, Robert Stevens was granted the authority to conduct the business of Bakhu Holdings, Corp.

Bakhu has been dormant since April 30, 2011. In Case Number A-14-720990-C, Nevada’s8th Judicial District appointed Robert Stevens as Receiver for Bakhu on August 20, 2015. All activity reflected on this Report and the financials included within is that of the Receiver.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2017, the Company has accumulated losses of $215,693.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $215,693 as of October 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company emerging from receivership status.

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

e) Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

f) Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

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

i) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 105,”Earnings per Share”. ASC 105 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

j) Professional fees

With the exception of accounting fees and audit fees, substantially all professional fees presented in the financial statements represent hours of work performed by the Court appointed receiver and his staff to help the Company emerge from receivership by obtaining external financing. The fees are expensed as incurred as a liability of the Company and the reimbursement of these fees incurred by Receiver is dependent on the amount of financing obtained.

k) Fiscal Periods

The Company’s fiscal year end is July 31.

3. COMMON STOCK

The authorized capital of the Company is 150,000,000 common shares with a par value of $ 0.001 per share.

On May 4, 2009 the Directors and Shareholders approved a 15 for 1 forward split of the Company’s common shares where the outstanding shares of the Company went from 3,000,000 to 45,000,000. All share figures in the financial statements have been restated to reflect the split.

No common shares have been issued since the split

4. INCOME TAXES

As of October 31, 2017, the Company had net operating loss carry forwards of approximately $215,693 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At various times, the Company’s receiver extended short term financing to the Company at an interest rate of 15%. As of 10/31/2017 the receiver had extended $8,829 in short term borrowings to the Company. These borrowings were incurred to help us pay for certain expenses associated with the Company’s receivership status.

6. NOTES PAYABLE

On May 19, 2016, the Company’s receiver arranged $10,000 in short term financing with a third party in the form of a Receiver certificate, at an interest rate of 10%.

Additionally, in order to maintain and preserve the assets of Bakhu, the Company, pursuant to a filing ’in Nevada’s Eighth Judicial District in Case #A-15-720990-C, the Company sold a $50,000 face value Promissory Note and received $25,000 in proceeds. Under the terms of the Promissory Note, the Note will be paid in full upon the sale of the Company or any other transaction that would involve the issuance of more than 50% of the Company’s securities. This Promissory Note a priority secured lien with conversion into 51% of the Company’s outstanding securities if a change of control transaction resulting in the $50,000 payout does not occur by October 16, 2018.

The Company recorded the $25,000 difference between the face value of the Note and the amount that was funded of $25,000 as debt discount and is being amortized as interest expense over one-year period. The Company did not assign any value to the conversion feature of the Note because the 51% of the common stock of the Company had a negative book value of as of October 31, 2017.

During the three month period needed October 31, 2017, the Company recorded $890 in interest expense from the amortization of debt discount

7. SUBSEQUENT EVENTS

On November 3, 2017 the Company filed a preliminary Form 14C indicating its intention to effect a 1 for 200 reverse split which will reduce the shares outstanding from 45,000,000 to approximately 225,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company”, mean Bakhu Holdings Corp., a Nevada corporation, unless otherwise indicated.

3

EXPLANATORY NOTE

On October 31, 2017 we voluntarily filed a Form 10-12g to register our common stock, par value $0.001 per share (the “Common Stock”), pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The registration statement will become effective automatically by lapse of time 60 days from the date of the original filing pursuant to Section 12(g)(1) of the Exchange Act. As of the effective date we will be subject to the requirements of Regulation 13(a) under the Exchange Act and will be required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

Results of Operations

Bakhu has been dormant since April 30, 2011. In Case Number A-15-720990-C, Nevada’s 8th Judicial District appointed Robert Stevens as Receiver for Bakhu on August 20, 2015 on behalf of Somerset Capital Ltd., the plaintiff and petitioner in #A-14-720990-C.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2017 and 2016.

Results of Operations for the Three Months Ended October 31, 2017 and 2016

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating expenses

Operating expenses for the three months ended October 31, 2017 were $80,096 compared to $-0- and $7,161 for the same periods ended October 31, 2016. The increase in expenses is attributable to expense incurred by our receiver to help the Company emerge from receivership status to become a reporting company.

Liquidity and Financial Condition

As of October 31, 2017, we had $7,886 on hand. We have been in receivership status since August 20, 2015. Our sole source of financing has been provided by our receiver directly, or through funding arranged by our receiver who has incurred expenses to help the Company emerge from receivership status and to become an operating company. There can be no assurances that he will be successful or that the Company can raise operating capital once the company achieves that status.

Historically, our principal sources of funds have been from sales of our common stock and loan transactions.

4

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We have not maintained disclosure controls and procedures since we have been in receivership and as such our controls were not effective.

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than the Receivership Action in #A-15-720990-C. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

Not applicable

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

6

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on December 15, 2009).

14.2	Bakhu Receiver Certificate sold to GHS Investments

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.
(Registrant)

Dated: December 6, 2017	/s/ Robert Stevens
Court Appointed Receiver

8