Form 10-Q
period 2018-01-31
Bakhu Holdings, Corp.
filed 2018-03-07
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 000-153574

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 260,037 common shares issued and outstanding as of March 5, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of January 31, 2018 (Unaudited) and July 31, 2017

F-2	Interim Unaudited Statements of Operations (Loss) for the Three and Six Months Ended January 31, 2018 and 2017

F-3	Interim Unaudited Statements of Cash Flows for the Six Months Ended January 31, 2018 and 2017

F-4	Notes to Interim Unaudited Financial Statements

2

BAKHU HOLDINGS, CORP.

BALANCE SHEETS

	January 31, 2018	July 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,026	$98
Total Assets	$1,026	$98

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$151,568	$66,265
Accrued interest	2,327	1,577
Notes payable-net of discount	42,140	10,000
Short term borrowings-related parties	8,829	9,588
Total Current Liabilities	$204,864	$87,430

Stockholders’ Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 260,037 shares issued and outstanding at January 31, 2018 and July 31, 2017	260	260
Additional paid in-capital	46,740	46,740
Stockholder’s Deficit	(250,838)	(134,332)

Total stockholders’ equity (deficit)	(208,838)	(87,332)

Total liabilities & stockholders’ equity (deficit)	$1,026	$98

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2018	2017	2018	2017

Sales	$–	$–	$–	$–
Operating expenses:
Professional fees	26,170	9,917	106,890	16,617
Administrative expenses	2,350	–	1,726	491
Total operating expenses	28,520	9,917	108,616	17,108
Income (loss) from operations
Other income (expense)
Interest expense	6,625	420	7,890	795
Total other income (expense)	(6,625)	420	(7,890)	795
Income (loss) before income taxes	(35,145)	(10,337)	(116,506)	(17,903)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	$(35,145)	(10,337)	(116,506)	(17,903)

Basic and diluted earnings (loss) per common share	$(0.13)	$(0.04)	$(0.44)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	260,037	260,037	260,037	260,037

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended January 31,
	2018	2017

Cash flows from operating activities:
Net income(loss)	$(116,506)	$(17,903)
Amortization of debt discount	7,140
Changes in operating assets and liabilities
Account payable	85,303	17,095
Accrued liabilities	750	888
Net cash provided (used in) operating activities	(23,313)	80

Cash flows from investing activities:
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:
Proceeds of short term financings from Somerset Private Fund, Ltd	(759)
Proceeds from Receiver notes payable provided by third parties	25,000
Net cash provided by financing activities	24,241	-

Net change in cash	928	-
Cash, beginning of the period	98	-
Cash, end of the period	$1,026	$80

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Unaudited Interim Financial Statements

January 31, 2018

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

As of March 2015, the officers and management of Bakhu Holdings, Corp had abandoned the Company and ceased communications with Alexander Deshin, its majority shareholder. Management had stopped reporting under Section 15(d) and failed to file the necessary reports with the Nevada Secretary of State. Mr. Deshin, for fear of loss of his investment desired to hire a professional firm to attempt to revive the company and replace its management.

Mr. Deshin executed an irrevocable proxy appointing of Somerset Capital Ltd as his proxy for the purposes of executing its duties under NRS 78.655 on March 25, 2015 which is attached as Exhibit 99.1. Robert Stevens is the president of Somerset Capital Ltd. This proxy was executed for the purposes of attempting to protect the interest of Mr. Deshin and all other stockholders and creditors and remove the officers and directors of the Company. Specifically, the proxy states “for the purposes of appointing a Receiver under NRS 78.655 for the purposes of corporate reorganization and removal of any current officers and directors of the company.” Our legal counsel advised us that a more powerful remedy was available under NRS 78.630, and Somerset Capital Ltd. subsequently filed for a Petition and Writ of Injunction and the Appointment of a Receiver under NRS 78.630.

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2018 the Company has accumulated losses of $250,838.

Reverse Stock Split

On January 12, 2018 the Company effected a 1 for 200 reverse split of the Company’s issued and outstanding common stock which reduced the outstanding shares from approximately 45,000,000 shares to 260,037 shares outstanding as of January 31, 2018. In connection with the split, any shareholder who owned shares as of the record date and would have received less than 100 post-split shares after effecting the split, received 100 post-split shares. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this retroactive split on a retroactive basis, unless indicated otherwise

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $250,838 as of January 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company emerging from Receivership status.

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

4. INCOME TAXES

As of January 31, 2018, the Company had net operating loss carry forwards of approximately $250,838 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. As of January 31, 2018, the Company’s Receiver had extended $8,829 in short term borrowings to the Company. These borrowings were incurred to help us pay for certain expenses associated with the Company’s Receivership status.

6. NOTES PAYABLE

On May 19, 2016, the Company’s Receiver arranged $10,000 in short term financing with a third party in the form of a Receiver certificate, at an interest rate of 10%.

Additionally, in order to maintain and preserve the assets of Bakhu, the Company, pursuant to a filing ‘in Nevada’s Eighth Judicial District in Case #A-15-720990-C, the Company sold a $50,000 face value Promissory Note and received $25,000 in proceeds. Under the terms of the Promissory Note, the Note will be paid in full upon the sale of the Company or any other transaction that would involve the issuance of more than 50% of the Company’s securities. This Promissory Note a priority secured lien with conversion into 51% of the Company’s outstanding securities if a change of control transaction resulting in the $50,000 payout does not occur by October 16, 2018.

The Company recorded the $25,000 difference between the face value of the Note and the amount that was funded of $25,000 as debt discount and is being amortized as interest expense over one-year period. The Company did not assign any value to the conversion feature of the Note because the 51% of the common stock of the Company had a negative book value of as of January 31, 2018 and continues to have a negative book value.

During the six-month period ended January 31, 2018, the Company recorded $7,140 in interest expense from the amortization of debt discount

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

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

The registration statement became effective on December 13, 2017. As of the effective date we became subject to the requirements of Regulation 13(a) under the Exchange Act and will be required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

3

Results of Operations

Bakhu has been dormant since April 30, 2011. In Case Number A-15-720990-C, Nevada’s 8th Judicial District appointed Robert Stevens as Receiver for Bakhu on August 20, 2015 on behalf of Somerset Capital Ltd., the plaintiff and petitioner in #A-14-720990-C. The Company has been in Receivership since that time.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended July 31, 2017 and 2016.

Results of Operations for the Three and Six Months Ended January 31, 2018 and 2017

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating expenses

Operating expenses for the six months ended January 31, 2018 were $108,616 compared to $17,108 for the same periods ended January 31, 2017. The increase in expenses is primarily attributable to an increase in professional fees in the 2018 to $106,890 compared to 16,617 the same six-month period ended January 31, 2017. The acceleration and increase in professional fees incurred by the Company’s Receiver to emerge from receivership status to become a reporting company.

Liquidity and Financial Condition

As of January 31, 2018, we had $1,026 on hand. We have been in Receivership status since August 20, 2015. Our sole source of financing has been provided by our Receiver directly, or through funding arranged by our Receiver who has incurred expenses to help the Company emerge from Receivership status and to become an operating company. There can be no assurances that he will be successful or that the Company can raise operating capital once the company achieves that status.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

6

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on September 18, 2008).

3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2009).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K filed on December 15, 2009).

14.2*	Bakhu Receiver Certificate sold to GHS Investments

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

32.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	Voting Agreement and Irrevocable Proxy (incorporated by reference from our Registration Statement on Form 10-12G/A filed on December 7, 2017)

99.2	Motion and Order for Writ of Injunction and appointment of Receiver (incorporated by reference from our Registration Statement on Form 10-12G/A filed on December 7, 2017)

_________

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.
(Registrant)

Dated: March 6, 2018	/s/ Robert Stevens
Court Appointed Receiver

8