Form 10-Q
period 2018-04-30
Bakhu Holdings, Corp.
filed 2018-05-31
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 595,037 common shares issued and outstanding as of May 31, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

Balance Sheets as of April 30, 2018 (Unaudited) and July 31, 2017	F-1

Interim Unaudited Statements of Operations (Loss) for the Three and Nine Months Ended April 30, 2018 and 2017	F-2

Interim Unaudited Statements of Cash Flows for the Nine Months Ended April 30, 2018 and 2017	F-3

Notes to Interim Unaudited Financial Statements	F-4

2

BAKHU HOLDINGS, CORP.

BALANCE SHEETS

	April 30, 2018	July 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$243	$98
Total Assets	$243	$98

LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$239,886	$66,265
Accrued interest	2,702	1,577
Notes payable-net of discount	48,390	10,000
Short term borrowings-related parties	12,829	9,588
Total Current Liabilities	$303,807	$87,430

Stockholders’ Equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized 260,037 shares issued and outstanding at April 30, 2018 and July 31, 2017	260	260
Additional paid in-capital	46,740	46,740
Stockholder’s Deficit	(350,564)	(134,332)

Total stockholders’ equity (deficit)	(303,564)	(87,332)

Total liabilities & stockholders’ equity (deficit)	$1,026	$98

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2018	2017	2018	2017

Sales	$–	$–	$–	$–
Operating expenses:
Professional fees	90,935	16,950	197,825	33,567
Administrative expenses	2,166	8,065	3,892	8,556
Total operating expenses	93,101	25,015	201,717	42,123
Income (loss) from operations	(93,101)	(25,015)	(201,717)	(42,123)
Other income (expense)
Interest expense	(6,625)	(298)	(14,515)	(1,094)
Total other income (expense)	(6,625)	(298)	(14,515)	(1,094)
Income (loss) before income taxes	(99,726)	(25,313)	(216,232)	(43,217)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	$(99,726)	(25,313)	(216,232)	(43,217)

Basic and diluted earnings (loss) per common share	$(0.38)	$(0.10)	$(0.84)	$(0.17)

Weighted-average number of common shares outstanding:
Basic and diluted	260,037	260,037	260,037	260,037

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BAKHU HOLDINGS, CORP

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended April 30,
	2018	2017

Cash flows from operating activities:
Net income(loss)	$(216,232)	$43,217
Amortization of debt discount	13,390	–
Changes in operating assets and liabilities
Prepaid expenses		(2,000)
Account payable	173,621	36,589
Accrued liabilities	1,125	1,201
Net cash provided (used in) operating activities	(28,096)	(7,157)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	–	–

Cash flows from financing activities:
Proceeds of short term financings from Somerset Private Fund, Ltd	3,241
Proceeds from Receiver notes payable provided by third parties	25,000	7,550
Net cash provided by financing activities	28,241	7,550

Net change in cash	145	393
Cash, beginning of the period	98	–
Cash, end of the period	$253	$393

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BAKHU HOLDINGS, CORP.

Notes to Unaudited Interim Financial Statements

April 30, 2018

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2018 the Company has accumulated losses of $350,564.

Reverse Stock Split

On January 12, 2018 the Company effected a 1 for 200 reverse split of the Company’s issued and outstanding common stock which reduced the outstanding shares from approximately 45,000,000 shares to 260,037 shares outstanding as of April 30, 2018. In connection with the split, any shareholder who owned shares as of the record date and would have received less than 100 post-split shares after effecting the split, received 100 post-split shares. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this retroactive split on a retroactive basis, unless indicated otherwise

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $350,564 as of April 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company emerging from Receivership status.

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

4. INCOME TAXES

As of April 30, 2018, the Company had net operating loss carry forwards of approximately $350,564 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of April 30, 2018 and July 31, 2017 the Company’s Receiver had extended $12,829 and $9,588 in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status.

6. NOTES PAYABLE

The following tables set forth the components of the Company’s short term notes payable at April 30, 2018 and July 31, 2017:

	April 30, 2018	July 31, 2017
Principal value of promissory notes	$60,000	$10,000
Loan discounts	(11,610)	–
Total promissory notes, net	$48,390	$10,000

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

The Company recorded the $25,000 difference between the face value of the Note and the amount that was funded of $25,000 as debt discount and is being amortized as interest expense over one-year period. The Company did not assign any value to the conversion feature of the Note because the 51% of the common stock of the Company had a negative book value of as of April 30, 2018 and continues to have a negative book value.

During the nine-month period ended April 30, 2018, the Company recorded $13,390 in interest expense from the amortization of debt discount.

7. SUBSEQUENT EVENTS

On May 15, 2018 Bakhu Holdings, Corp (the “Company”) sold 335,000 shares of restricted, unregistered common stock at $1 per share to Oz Corp., exempt from registration under Section 4(a)(2) as a transaction by an issuer not involving any public offering. As a result of this sale, Oz Corp. is now the beneficial owner of approximately 56% of the Company’s outstanding securities, and has voting control of the Company. Also effective on the same date, Mr. Thomas K. Emmitt has been appointed as CEO of the Company, and was also added to the board of directors.

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

Results of Operations for the Three and Nine Months Ended April 30, 2018 and 2017

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

3

Operating expenses

Operating expenses for the nine months ended April 30, 2018 were $201,717 compared to $42,123 for the same periods ended April 30, 2017. The increase in expenses is primarily attributable to an increase in professional fees in the 2018 to $197,825 compared to $33,567 the same nine-month period ended April 30, 2018. The acceleration and increase in professional fees incurred by the Company’s Receiver to emerge from receivership status to become a reporting company.

Liquidity and Financial Condition

As of April 30, 2018, we had $243 on hand. We have been in Receivership status since August 20, 2015. Our sole source of financing has been provided by our Receiver directly, or through funding arranged by our Receiver who has incurred expenses to help the Company emerge from Receivership status and to become an operating company. There can be no assurances that he will be successful or that the Company can raise operating capital once the company achieves that status.

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

4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2018 the Company sold 335,000 shares of restricted, unregistered common stock at $1 per share to Oz Corp., exempt from registration under Section 4(a)(2) as a transaction by an issuer not involving any public offering. As of the date of this Report, the Company had received $200,000 in proceeds from this sale as was due another $135,000 from Oz. Corp.

With respect to the transaction noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

The above described issuance of securities made Oz Corp. the beneficial owner of approximately 56% of our outstanding securities, and gives Oz Corp. voting control of the Company.

Effective May 15, 2018, Mr. Thomas K. Emmitt has been appointed as CEO for the Company, and also added to the board of directors.

5

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

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.
(Registrant)

Dated: May 31, 2018	/s/ Robert Stevens
Court Appointed Receiver

7