Form 10-K
period 2018-07-31
Bakhu Holdings, Corp.
filed 2018-12-06
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended July 31, 2018
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-153574

BAKHU HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-0510649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24328 Vermont Avenue, Suite 300 Harbor City, California 90710	84020
(Address of principal executive offices)	(Zip Code)

(310) 891-1959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Bakhu Holdings Corp. held by non-affiliates as of January 31, 2018 was $364,052.

As of December 5, 2018, we had 71,938,184 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

Our business office and mailing address is 24328 Vermont Avenue, Suite 300, Harbor City, California 90710. Our telephone number is (310) 891-1959. We were organized in the State of Nevada on April 24, 2008 under the name Planet Resources, Corp. The Company’s initial business model was the re-processing of mine tailings from previous mining operations. To date we have not generated any revenues because we were not successful in implementing our business plan. Various alternatives were considered to ensure the viability and solvency of the Company; however, the Company went dormant from April 30, 2011 to June, 2018, and in Case Number A-14-720990-C, Nevada's 8th Judicial District appointed Robert Stevens as Receiver for the Company on August 20, 2015. Subsequent to Mr. Stevens being released as the court-appointed receiver in July, 2018, the Company embarked on a new business plan. The Company plans to exploit licenses that it acquires in the bio-pharmacy (Bio-Pharm) field, specifically in the cell-extraction sector. Such products are usually currently focused on medical products for pain relief and insomnia. A growing emphasis is being placed on more serious medical issues, such epilepsy, eye disease, as well as various nerve and vital organ disorders. Also, there is a national imperative to replace the widespread use (and mis-use) of opioids to treat many common ailments. The plans to test the licensed processes in a scientific laboratory setting, prove-up the efficiencies of the extraction process, determine the market value of the process and then license the process for cash consideration and royalty payments.

The Company is entering into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the proposed License Agreement, we will be granted by CSH, a North American exclusive license to certain patents and intellectual property and associated technical information with respect to the production of phytocannabinoids for use in medical treatments.

In addition to being the Chairman of the Company’s board of directors, Tom Emmitt is the Company’s Chief Executive Officer and Secretary. We currently have three employees and utilize the services of various contract personnel from time to time.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of the transition period pursuant to Section 107(b).

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Business

Following the dormant period from April 30, 2011 to June, 2018, the Company has embarked on a new business plan. To date, our efforts have been devoted primarily to start-up and development activities, which include: (i) developing our business plan; (ii) finalizing and acquisition of intellectual property under the License Agreement; (iii) identification and development of a portfolio of products covered under the License Agreement; (iv) identifying distribution networks in our target markets; and (v) identifying and creating the marketing resources for our target markets.

The Company management’s business plan is to investigate the strategic acquisition of cell extraction related licenses developed by others that can be developed into processes to be licensed to large companies for sale to the public. Such acquisitions would be for Company stock, through private equity financing or the formation of limited partnerships with outside investors.

One key to the process is the construction of bioreactor laboratories. This process allows bio-engineers to control the process to mature and guide the development of cells with engineered constructs. Bioreactors are culture systems that have been designed to alter basic physiological phenomena, such as: cell survival along with tissue structure, organization, mechanical properties and function. Bioreactors also ensure cell survival through adequate delivery of essential nutrients throughout the three-dimensional tissue engineered construct. Bioreactors can also guide tissue structure, organization, and ultimately function through the application of chemical and mechanical stimuli.

The general efficiencies of cell extraction are that the process can reduce the active ingredient from the host organic substance to assure purity levels and concentrations as opposed to the waste in cultivation and shipping of whole natural sources with the attendant shipping, storage, waste and shelf-life of organic products. The Company does not plan to manufacture, distribute or directly market such products since there are companies that are well-established to do so. Thus, the Company plans to only be burdened with research and development costs without attendant operational expenses of bringing products to the marketplace.

The product development sequence would generally involve:

• Contingent acquisition of a process license

• Third-party laboratory verification of process

• Legal research into patent protection

• Patent filing

• Sample test in an R&D “limited run”

-percent concentration

-costs

• Bioreactor laboratory planning

-Lease – plans, permits, regulatory compliance, utilities

-Staffing – consultants, engineers, legal, handling staff, shipping/packing, distribution

-Installation of bioreactors

-Culture growth cycle

-Cultivation cycle

-Centrifuge/drying equipment

-Initial product harvest

-Laboratory testing

• To Market

-Develop “take away” contract

-License to formulate initial cost and royalties

-Distribution plan

The Company’s near-term plan is focused on producing powdered products for medical and recreational markets via cell growth technology in multiple bioreactor facilities.

Cell growth in research and commercial bioreactor labs has achieved efficacy over in recent years in terms of operational viability. While the technology works, the economics for certain applications, outside of a science experiment, have not proven to be economically feasible.

Company management believes is commercially viable is growing highly valued, and relatively difficult to find in nature, certain plant or animal cells that are utilized in medicine and food additive products to add viability to the host product. A cost to grow targeted cells of $200 to $2,000 per pound is economically viable when you are selling the product by the gram or for extremely high multiples.

The Company plans to utilize trade secret processes, patent-pending and patented products, and scale-up commercially sized bioreactor labs to enable growth of a predictable harvested cell product with reliable qualities and quantities in the product at lower costs per pound to deliver than any current market alternative.

Market

According to the Brightfield Group, the global medical cannabis market is expected to grow from its current 7.7 billion dollars to 31.4 billion by 2021. The US market currently drives 90 percent of global cannabis sales, but with Canada and other western nations reassessing medical cannabis, the US percentage of the market share is expected to decrease to below 60%. Decreased government regulation, and the lack of political will to enforce federal cannabis laws also plays an important role in the growth and expansion of the cannabis industry as a whole. We believe that Bakhu Holdings Corp. has the relationships, experience, resources and services to be successful in the medical cannabis industry and provide net shareholder value.

Competition

The medical cannabis industry in the United States is highly competitive. We face competition from other dispensary’s and other medical cannabis providers. Due to the small number of states where cannabis is legal, and limited licensing opportunities creates a significant barrier to entry in the medical cannabis market. We compete with a variety of companies, many of which have substantially greater technical, financial, marketing and other resources than we do, allowing them to compete more effectively than we can.

The industry in which we compete is highly competitive, with much larger and better capitalized organizations providing medical cannabis products. We do not have the resources to compete with these larger organizations and the range of products and services offered by them. Our ability to compete effectively will depend primarily on the level of training of our staff, the utilization of technology and equipment and the ability to provide quality products and services.

Employees

As of July 31, 2018, we had three employees, although we intend to hire additional personnel as we grow and develop our business. National unemployment rates remain low relative to historical averages, and there exists a significant amount of competition for skilled personnel in the medical cannabis industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

Bakhu Holdings Corp. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-153574. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 24328 Vermont Avenue, Suite 300, Harbor City, California 90710 and consist of approximately 500 square feet of office space, and are provided to us by The Oz Corporation. Additionally, The Oz Corporation provides all office related equipment and communication lines. Following further development of our business plan, we intend to find an alternative office facility and enter a long-term office lease at prevailing market rates.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “BKUH”. We had approximately 122 registered holders of our common stock as of July 31, 2018. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on December 5, 2018 was $6.00 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended July 31, 2018:

	Price Range(1)
	High	Low
Fiscal 2018
Fourth quarter	$17.00	$0.95
Third quarter	$1.75	$0.95
Second quarter	$50.70	$0.62
First quarter	$1.90	$0.06

Fiscal 2017
Fourth quarter	$0.7834	$0.40
Third quarter	$0.40	$0.40
Second quarter	$0.80	$0.40
First quarter	$0.938	$0.60

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On August 6, 2018, the Company designated and issued 4 shares of Series A Preferred Stock to the Company’s controlling shareholder, The Oz Corporation, a California corporation owned and controlled by John R. Munoz.

On July 16, 2018, the Company issued 720,000 shares of its common stock to Somerset Capital, Ltd., a limited company owned and controlled by Robert Stevens in exchange for $44,019 in consideration.

On June 11, 2018, the Company issued an aggregate of 70,614,117 shares of its common stock for consulting fees valued at $3,530,706.

On May 15, 2018 the Company sold 335,000 shares of restricted, unregistered common stock at $1 per share to Oz Corp., exempt from registration under Section 4(a)(2) as a transaction by an issuer not involving any public offering. The Company received $325,811 in proceeds from this sale and $9,189 was used to pay legal fees.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We were organized in the State of Nevada on April 24, 2008 under the name Planet Resources, Corp. The Company’s initial business model was the re-processing of mine tailings from previous mining operations. To date we have not generated any revenues because we were not successful in implementing our business plan. Various alternatives were considered to ensure the viability and solvency of the Company; however, the Company went dormant from April 30, 2011 to June, 2018, and in Case Number A-14-720990-C, Nevada's 8th Judicial District appointed Robert Stevens as Receiver for the Company on August 20, 2015. Subsequent to Mr. Stevens being released as the court-appointed receiver in July, 2018, the Company embarked on a new business plan. The Company plans to exploit licenses that it acquires in the bio-pharmacy (Bio-Pharm) field, specifically in the cell-extraction sector. Such products are usually currently focused on medical products for pain relief and insomnia. A growing emphasis is being placed on more serious medical issues, such epilepsy, eye disease, as well as various nerve and vital organ disorders. Also, there is a national imperative to replace the widespread use (and mis-use) of opioids to treat many common ailments. The plans to test the licensed processes in a scientific laboratory setting, prove-up the efficiencies of the extraction process, determine the market value of the process and then license the process for cash consideration and royalty payments.

The Company is entering into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the proposed License Agreement, we will be granted by CSH, a North American exclusive license to certain patents and intellectual property and associated technical information with respect to the production of phytocannabinoids for use in medical treatments in exchange for 70,623,147 shares of the Company’s common stock. In anticipation of entering into the License Agreement, these shares were issued on June 15, 2018. As the License Agreement has not been finalized, the Company recorded the transaction as a prepaid asset in the amount of $3,531,157 as of July 31, 2018.

General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended July 31, 2018 and 2017.

Revenues. The Company generated net revenues of $-0- during the years ended July 31, 2018 and July 31, 2017. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Consulting fees. Consulting fees for the year ended July 31, 2018 were $3,530,706 as compared to $-0- for the year ended July 31, 2017. On June 11, 2018, the Company issued an aggregate of 70,614,117 shares of its common stock for consulting fees valued at $3,530,706.

Professional fees. Professional fees for the year ended July 31, 2018 were $257,672 as compared to $47,717 for the year ended July 31, 2017. With the exception of accounting fees and audit fees, substantially all professional fees presented in the financial statements represent hours of work performed by the Court appointed Receiver and his staff to help the Company emerge from Receivership by obtaining external financing. The fees are expensed as incurred as a liability of the Company and the reimbursement of these fees incurred by Receiver is dependent on the amount of financing obtained. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, general and administrative expenses. Selling, general and administrative expenses were $14,405 for the year ended July 31, 2018 as compared to $8,573 for the year ended July 31, 2017.

Other Income (Expense). The Company had net other expense of $29,003 for the year ended July 31, 2018 compared to net other expense of $1,435 for the year ended July 31, 2017. Other expenses incurred were comprised of interest expenses related to promissory notes issued by the Company.

Net Loss. The Company had a net loss of $3,831,786 for the year ended July 31, 2018 compared to $57,725 for the year ended July 31, 2017. The increase in net loss was mainly due to increases in professional fees and interest expenses related to promissory notes issued by the Company.

Liquidity and Capital Resources

As of July 31, 2018, we had cash of $13,138 compared to $98 as of July 31, 2017. We continue to consume working capital in the pursuit of our business plan utilizing proceeds from loans or sales of our equity.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. It is unlikely that the Company will be able to maintain its reporting obligations beyond the third quarter of the fiscal year ended July 31, 2019. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate, which financing consists of long-term loans at negotiated rates of interest. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of July 31, 2018, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

We expect to generate revenue pursuant to our new business plan and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business, but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

For the year ended July 31, 2018, cash increased $13,040 from $98 at July 31, 2017 to $13,139 at July 31, 2018.

Net cash used in operating activities was $311,201 during the year ended July 31, 2018, with a net loss of $3,831,786, which was offset by stock based compensation of $3,530,706, a decrease in accounts payable of $9,246 and a decrease in accrued liabilities of $875.

During the year ended July 31, 2018, the Company had no net cash flows from investing activities.

During the year ended July 31, 2018, the Company had $324,241 in net cash provided by financing activities which consisted of proceeds from the sale of common stock of $335,000, net payments on short term financings of $759 and net payments on notes payable of $10,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists. Product sales were solely derived from the resale of clothing and other fashion items. Product sales are not warranted by the Company and may be subject only to warranties that may be provided by the product manufacturer. For the periods presented, all sales were from online stores.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

Advertising costs, which were not material for the periods presented, are expensed as incurred.

Basic and Fully Diluted Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of July 31, 2018 and for the periods presented.

Research and Development

Research and development costs were $-0- for the years ended July 31, 2018 and 2017.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Stock Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

MANAGEMENT’S PLAN TO CONTINUE AS A GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bakhu Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bakhu Holdings, Corp. (the "Company") as of July 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

December 6, 2018

BAKHU HOLDINGS, CORP.
Balance Sheets

ASSETS

	July 31,	July 31,
	2018	2017

CURRENT ASSETS

Cash and cash equivalents	$13,138	$98

Total Current Assets	13,138	98

TOTAL ASSETS	$13,138	$98

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$13,000	$66,265
Accrued interest	702	1,577
Notes payable - net of discount	—	10,000
Short term borrowings - related parties	8,829	9,588

Total Current Liabilities	22,531	87,430

TOTAL LIABILITIES	22,531	87,430

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 150,000,000 shares authorized,
71,938,184 and 260,037 shares issued and outstanding, respectively	71,938	260
Additional paid-in capital	3,884,787	46,740
Accumulated deficit	(3,966,118)	(134,332)

Total Stockholders' Equity (Deficit)	(9,393)	(87,332)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,138	$98

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Operations

	For the Year Ended
	July 31,
	2018	2017

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting fees	3,530,706	—
Professional fees	257,672	47,717
Selling, general and administrative	14,405	8,573

Total Operating Expenses	3,802,783	56,290

LOSS FROM OPERATIONS	(3,802,783)	(56,290)

OTHER INCOME (EXPENSES)

Interest expense	(29,003)	(1,435)

Total Other Income (Expenses)	(29,003)	(1,435)

LOSS BEFORE INCOME TAXES	(3,831,786)	(57,725)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(3,831,786)	$(57,725)

BASIC NET LOSS PER SHARE	$(0.41)	$(0.22)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,253,913	260,037

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Stockholders' Equity (Deficit)
For the Period August 1, 2016 through July 31, 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2016	260,037	260	46,740	(76,607)	(29,607)

Net loss for the year ended
July 31, 2017	—	—	—	(57,725)	(57,725)

Balance, July 31, 2017	260,037	260	46,740	(134,332)	(87,332)

Stock issued for cash	335,000	335	334,665	—	335,000

Stock issued for payment of debt	720,000	720	43,299	—	44,019

Stock issued for consulting fees	70,614,117	70,614	3,460,092	—	3,530,706

Stock issued for round up of shares	9,030	9	(9)	—	—

Net loss for the year ended
July 31, 2018	—	—	—	(3,831,786)	(3,831,786)

Balance, July 31, 2018	71,938,184	$71,938	$3,884,787	$(3,966,118)	$(9,393)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Cash Flows

	For the Year Ended
	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,831,786)	$(57,725)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	3,530,706	—
Changes in operating assets and liabilities:
Accounts payable	(9,246)	47,199
Accrued liabilities	(875)	1,435

Net Cash Used by Operating Activities	(311,201)	(9,091)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	335,000	—
Proceeds from short term financings from Somerset Private Fund, Ltd	378	9,189
Payments on short term financings from Somerset Private Fund, Ltd	(1,137)	—
Proceeds from Receiver notes payable provided by third parties	25,000	—
Payments on Receiver notes payable provided by third parties	(35,000)	—

Net Cash Provided by Financing Activities	324,241	9,189

INCREASE IN CASH AND CASH EQUIVALENTS	13,040	98

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,138	$98

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Stock issued for payment of debt	$44,019	$—

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Audited Financial Statements

July 31, 2018

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

As of March 2015, the officers and management of Bakhu Holdings, Corp had abandoned the Company

Bakhu has been dormant since April 30, 2011. In Case Number A-14-720990-C, Nevada’s 8th Judicial District appointed Robert Stevens as Receiver for Bakhu on August 20, 2015. All activity reflected on this Report and the financials included within is that of the Receiver.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2018 the Company has accumulated losses of $3,966,118.

Reverse Stock Split

On January 12, 2018 the Company effected a 1 for 200 reverse split of the Company’s issued and outstanding common stock which reduced the outstanding shares from approximately 45,000,000 shares to 260,037 shares outstanding. In connection with the split, any shareholder who owned shares as of the record date and would have received less than 100 post-split shares after effecting the split, received 100 post-split shares. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this retroactive split on a retroactive basis, unless indicated otherwise

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $3,966,118 as of July 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company emerging from Receivership status.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS, CORP.

Notes to Audited Financial Statements

July 31, 2018

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

BAKHU HOLDINGS, CORP.

Notes to Audited Financial Statements

July 31, 2018

k) Fiscal Periods

The Company’s fiscal year end is July 31.

3. COMMON STOCK

The authorized capital of the Company is 150,000,000 common shares with a par value of $ 0.001 per share.

On May 16, 2018 the Company issued 335,000 shares of common stock at a price of $1.00 per share for total cash proceeds of $335,000.

On June 15, 2018 the Company issued an aggregate of 70,614,117 shares of its common stock for consulting fees valued at $3,530,706.

On July 19, 2018 the Company issued 720,000 shares of common stock for the satisfaction of certain debts of the Company in the amount of $44,019.

5. INCOME TAXES

As of July 31, 2018, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of July 31, 2018 and July 31, 2017 the Company’s Receiver had extended $8,829 and $9,588 in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status.

7. NOTES PAYABLE

The following tables set forth the components of the Company’s short term notes payable at July 31, 2018 and July 31, 2017:

	July 31, 2018	July 31, 2017
Principal value of promissory notes	$—	$10,000
Loan discounts	—	—
Total promissory notes, net	$—	$10,000

On May 19, 2016, the Company’s Receiver arranged $10,000 in short term financing with a third party in the form of a Receiver certificate, at an interest rate of 10%.

BAKHU HOLDINGS, CORP.

Notes to Audited Financial Statements

July 31, 2018

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

During the year ended July 31, 2018, the Company recorded $20,360 in interest expense from the amortization of debt discount.

8. SUBSEQUENT EVENTS

The Company is entering into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the proposed License Agreement, we will be granted by CSH, a North American exclusive license to certain patents and intellectual property and associated technical information with respect to the production of phytocannabinoids for use in medical treatments.

On August 8, 2018, the Board of Directors of the Company approved the amendment and restatement of the Company’s Articles of Incorporation. The purpose of the amendment and restatement of the Articles of Incorporation was to:

(i)	Increase the number of authorized shares of Common Stock to 500,000,000;

(ii)	Increase the number of authorized shares of Preferred Stock to 50,000,000;

(iii)	Grant the Board of Directors the rights to designate classes of preferred stock, and to define the powers, preferences, rights, and restrictions thereof;

Also on August 8, 2018, the Company, in satisfaction for services rendered by The Oz Corporation, issued 4 shares of the Company’s Series A Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 5, 2016, we engaged BF Borgers, CPA, P.C. (“Borgers”), independent registered public accounting firm, as our independent accountant. Prior to the engagement of Borgers, the Company has not consulted with Borgers regarding either:

a)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Borgers concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of July 31, 2018, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)   There were no changes in our internal control over financial reporting during the year ended July 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2018.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Appointed as Executive Officer	Age	Background Information
Thomas K. Emmitt (2018)	56	In addition to Mr. Emmitt’s role as Chairman and Chief Executive Officer of the Company, Mr. Emmitt, since June, 2000, is the founder and President of The Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March, 2009 through January, 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January, 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the Oz Corporation, a management consulting company providing services to small and mid-cap companies, and overseeing processes, strategic planning, startup funding and recruitment of management executives. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December, 2017. Mr. Emmitt is experienced in all phases of financial analysis, information technology and marketing. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law, and resides in Santa Monica, California with his wife of 23 years.

Director Independence

Our sole board member is not an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal 2018, the Board held no in-person meetings during the fiscal year ended July 31, 2018.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

Tom Emmitt is our sole executive officer. Mr. Emmitt is our Chief Executive Officer as well as our principal accounting and financial officer. The business background of Mr. Emmitt is detailed above.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the fiscal year ended July 31, 2018, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended July 31, 2018 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award any stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended July 31, 2018, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Tom Emmitt	2018	$—	$—	$—	$—
Chief Executive Officer	2017	$—	$—	$—	$—
Robert Stevens	2018	$—	$44,019	$—	$44,019
Former Court Appointed Receiver	2017	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officer did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Additionally, we did not grant any equity awards to our Named Executive Officer and director during the fiscal year ended July 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of December 5, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 24328 Vermont Avenue, Suite 300, Harbor City, California 90710. As of December 5, 2018, we had 71,938,184 shares of common stock issued and outstanding and 4 shares of Series A Preferred Stock issued and outstanding. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
Tom Emmitt (3)	—	—	—	—	*
Robert Stevens (4)	720,000	—	—	720,000	1%
The Oz Corporation (5)	22,725,831	—	—	22,725,831	31.59%
All current directors and executive officers as a group (1 person)	—	—	—	—	*

____________________

*	Indicates less than one percent.
(1)	The calculation of total beneficial ownership for each person in the table above is based upon the number of shares of common stock beneficially owned by such person, together with any options, warrants, rights, or conversion privileges held by such person that are currently exercisable or exercisable within 60 days of the date of this prospectus.
(2)	Based on 71,938,184 shares of our common stock, par value $0.001 per share, outstanding as of December 5, 2018.
(3)	Chief Executive Officer and Chairman of the Board.
(4)	Former court appointed receiver of the Company.
(5)	A California corporation beneficially owned and controlled by John R. Munoz. Excludes 4 shares of Series A Preferred Stock held by The Oz Corporation which have super-voting rights of 4 times the aggregate votes of all other classes of capital stock of the Company and may vote with holders of the Company’s common stock on all matters which common stockholders may vote, but have no conversion, dividend, and liquidation rights. If the votes of the Series A Preferred Stock were taken into account, The Oz Corporation would beneficially hold 86.32% of the voting securities of the Company.

DESCRIPTION OF CAPITAL STOCK

The following description of our capital stock is based on relevant portions of the Nevada Revised Statutes (the “NRS”), and on our Articles of Incorporation (also sometimes referred to as our “charter”) and Bylaws. This summary may not contain all of the information that is important to you, and we refer you to the NRS and our Articles of Incorporation and Bylaws for a more detailed description of the provisions summarized below.

Bakhu Holdings Corp. was organized as a corporation under the laws of the State of Nevada on April 24, 2008. Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 50,000,000 shares of preferred stock, par value $0.001 per share. As of December 5, 2018, there were approximately 122 record holders of our common stock. There are no outstanding options or warrants to purchase our stock.

Our Articles of Incorporation provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our Articles of Incorporation.

As of December 5, 2018, we had 71,938,184 shares of Common stock issued and outstanding and 4 shares of Series A Preferred Stock issued and outstanding.

Common Stock

We may issue up to 500,000,000 shares of common stock. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on an as converted basis on all matters submitted to a vote of stockholders, including the election of directors. Accordingly, the holders of more than fifty percent (50%) of the total voting rights on matters presented to our common stockholders can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any such directors. The vote of the holders of a majority of the holders entitled to vote on matters submitted to our common stockholders including of our Series A Preferred Shares described below is sufficient to authorize, affirm, ratify, or consent to such act or action, except as otherwise provided by law.

To date, we have paid no cash dividends on our shares of common stock. Any future disposition of dividends will be at the discretion of our Board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We have no present plans for future cash or stock dividends. We intend to retain future earnings, if any, to provide funds for operation of our business.

Holders of our common stock have no preemptive rights. All outstanding shares of our common stock are validly issued, fully paid and non-assessable.

All shares of common stock outstanding are validly issued, fully paid and non-assessable.

Preferred Stock

Series A Preferred Stock

Our charter authorizes us to issue up to 50,000,000 shares of preferred stock. We currently have designated 4 of the Company’s authorized 50,000,000 shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. All 4 shares of our Series A Preferred Stock are issued and outstanding. Though the shares of Series A Preferred Stock are not convertible into common stock, and carry no dividend, distribution, or liquidation rights, the aggregate of all of the issued and outstanding shares of Series A Preferred Stock hold four (4) times the votes of all other classes of capital stock and are entitled to vote together with our common stock on all matters. Consequently, the holder of all 4 issued and outstanding Series A Preferred Shares is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the Nevada Revised Statutes (the “NRS”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Nevada law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We have previously entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of the NRS and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Business Combinations

Section 78.438 of the NRS, is applicable to corporations organized under the laws of the State of Nevada. Subject to certain exceptions set forth therein, Section 78.438 of the NRS provides that a corporation shall not engage in any business combination with any “interested stockholder” for a two-year period following the date that such stockholder becomes an interested stockholder. Under certain circumstances, Section 78.438 of the NRS makes it more difficult for an interested stockholder to effect various business combinations with a corporation for a two-year period, although the stockholders may, by adopting an amendment to the corporation's charter or by-laws, elect not to be governed by this section. Our charter and by-laws do not exclude us from the restrictions imposed under Section 78.438 of the NRS. It is anticipated that the provisions of Section 78.438 of the NRS may encourage companies interested in acquiring us to negotiate in advance with the board of directors.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during the fiscal year ended 2018, the Board held no formal meetings during the fiscal year ended July 31, 2018.

The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

Compensation of Directors

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Directors may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On August 6, 2018, the Company designated and issued 4 shares of Series A Preferred Stock to the Company’s controlling shareholder, The Oz Corporation, a California corporation owned and controlled by John R. Munoz.

On July 16, 2018, the Company issued 720,000 shares of its common stock to Somerset Capital, Ltd., a limited company owned and controlled by Robert Stevens in satisfaction of debts of the Company in the amount of $44,019.

Director Independence

The Company’s sole board member Tom Emmitt is not an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors. We have not established any board committees. We hope in the future to add an independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees paid to our independent registered public accounting firm BF Borgers, CPA, P.C. (“Borgers”) for the years ended July 31, 2018 and 2017.

	2018	2017
Audit Fees	$17,600	$2,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$10,000	$-0-

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp.
3.2	Amended and Restated Bylaws
14.1	Code of Ethics for the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Tom Emmitt.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Tom Emmitt.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.

/s/ Tom Emmitt
Dated: December 6, 2018	By: Tom Emmitt, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Tom Emmitt	Chief Executive Officer and Director	December 6, 2018
Tom Emmitt

