Form 10-Q
period 2018-10-31
Bakhu Holdings, Corp.
filed 2018-12-21
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-153574

Bakhu Holdings Corp.
(Exact name of registrant as specified in its Charter)

Nevada	26-0510649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

24328 Vermont Avenue, Suite 300 Harbor City, California	90710
(Address of principal executive office)	(Zip Code)

(310) 891-1959

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 19, 2018, there were 71,938,184 shares of $0.001 par value common stock, issued and outstanding.

2

BAKHU HOLDINGS, CORP.
Balance Sheets

ASSETS

	October 31,	July 31,
	2018	2018
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$13,138

Total Current Assets	—	13,138

TOTAL ASSETS	$—	$13,138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$13,000
Accrued interest	1,037	702
Short term borrowings - related parties	130,692	8,829

Total Current Liabilities	131,729	22,531

TOTAL LIABILITIES	131,729	22,531

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and -0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
71,938,184 and 71,938,184 shares issued and outstanding, respectively	71,938	71,938
Additional paid-in capital	3,884,787	3,884,787
Accumulated deficit	(4,088,454)	(3,966,118)

Total Stockholders' Equity (Deficit)	(131,729)	(9,393)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$13,138

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2018	2017

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional and consulting fees	83,155	80,720
Selling, general and administrative	38,847	(624)

Total Operating Expenses	122,002	80,096

LOSS FROM OPERATIONS	(122,002)	(80,096)

OTHER INCOME (EXPENSES)

Interest expense	(334)	(1,265)

Total Other Income (Expenses)	(334)	(1,265)

LOSS BEFORE INCOME TAXES	(122,336)	(81,361)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(122,336)	$(81,361)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	71,938,184	45,000,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(122,336)	$(81,361)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	—	890
Changes in operating assets and liabilities:
Accounts payable	(13,000)	63,643
Accrued liabilities	335	375

Net Cash Used by Operating Activities	(135,001)	(16,453)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short term borrowings - related parties	121,863	—
Payments on short term financings from Somerset Private Fund, Ltd	—	(759)
Proceeds from Receiver notes payable provided by third parties	—	25,000

Net Cash Provided by Financing Activities	121,863	24,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,138)	7,788

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,138	98

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$7,886

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2018 the Company has accumulated losses of $4,088,454.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $4,088,454 as of October 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

3. PREFERRED AND COMMON STOCK

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

The preferred and common stock has a par value of $ 0.001 per share.

On August 8, 2018, the Company issued 4 shares of Series A Preferred Stock to the Company’s controlling shareholder, The Oz Corporation, a California corporation.

4. INCOME TAXES

As of October 31, 2018, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of October 31, 2018 and July 31, 2018 the Company’s Receiver had extended $8,829 and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status.

The Company’s controlling shareholder, The OZ Corporation, paid for certain expenses associated with the operations of the business. These short term loans to the Company carry an interest rate of 0%. As of October 31, 2018 and July 31, 2018 The OZ Corporation had extended $121,863 and $-0-, respectively, in short term borrowings to the Company.

6. NOTES PAYABLE

The following tables set forth the components of the Company’s short term notes payable at October 31, 2018 and July 31, 2018:

	October 31, 2018	July 31, 2018
Principal value of promissory notes	$—	$—
Loan discounts	—	—
Total promissory notes, net	$—	$—

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

BUSINESS OVERVIEW

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

The Company is entering into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the proposed License Agreement, we will be granted by CSH, a North American exclusive license to certain patents and intellectual property and associated technical information with respect to the production of phytocannabinoids for use in medical treatments in exchange for 70,614,117 shares of the Company’s common stock. In anticipation of entering into the License Agreement, these shares were issued on June 15, 2018.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2018 and 2017.

Revenues. The Company generated net revenues of $-0- during the three months ended October 31, 2018 and 2017. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Professional and Consulting Fees. Professional and consulting fees were $83,155 and $80,720 for the three months ended October 31, 2018 and 2017, respectively. With the exception of accounting fees and audit fees, substantially all professional fees presented in the financial statements represent hours of work performed by the Court appointed Receiver and his staff to help the Company emerge from Receivership by obtaining external financing. The fees are expensed as incurred. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38,847 and ($624) for the three months ended October 31, 2018 and 2017, respectively. SG&A expenses have increased as a result of the License Agreement with Cell Science Holding. The Company expects SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expenses). The Company had net other expenses of $334 for the three months ended October 31, 2018 compared to net other expense of $1,265 for the three months ended October 31, 2017. Other expenses incurred were comprised of interest expenses related to short term borrowings of the Company.

Net Loss. The Company had a net loss of $122,336 for the three months ended October 31, 2018 compared to $81,361 for the three months ended October 31, 2017. The increase in net loss was mainly due to the increased general and administrative expenses associated with the License Agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2018, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan. We expect to generate revenue pursuant to our new business plan. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present shareholders might suffer substantial dilution as a result.

For the three months ended October 31, 2018, cash decreased $13,138 from $13,138 at July 31, 2018 to $-0- at October 31, 2018.

Net cash used in operating activities was $135,001 during the three months ended October 31, 2018, with a net loss of $122,336, which was offset by a decrease in accounts payable of $13,000 and an increase in accrued liabilities of $335.

During the three months ended October 31, 2018, the Company had no net cash flows from investing activities.

During the three months ended October 31, 2018, the Company had $121,863 in net cash provided by financing activities which consisted solely of proceeds from short term borrowings – related parties.

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2018 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s).

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp.
3.2	Amended and Restated Bylaws of Bakhu Holdings Corp.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bakhu Holdings Corp.

Date: December 21, 2018	By:	/s/ Tom Emmitt
Tom Emmitt
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

