Form 10-Q
period 2019-01-31
Bakhu Holdings, Corp.
filed 2019-03-25
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-55862

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of March 21, 2019, there were 281,938,184 shares of $0.001 par value common stock, issued and outstanding.

2

BAKHU HOLDINGS, CORP.
Balance Sheets

ASSETS

	January 31,	July 31,
	2019	2018
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$13,138

Total Current Assets	—	13,138

TOTAL ASSETS	$—	$13,138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$13,000
Accrued interest	1,371	702
Short term borrowings - related parties	130,692	8,829

Total Current Liabilities	132,063	22,531

TOTAL LIABILITIES	132,063	22,531

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and -0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
71,938,184 and 71,938,184 shares issued and outstanding, respectively	71,938	71,938
Additional paid-in capital	3,884,787	3,884,787
Accumulated deficit	(4,088,788)	(3,966,118)

Total Stockholders' Equity (Deficit)	(132,063)	(9,393)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$13,138

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Professional and consulting fees	—	26,170	83,155	106,890
Selling, general and administrative	—	2,350	38,847	1,726

Total Operating Expenses	—	28,520	122,002	108,616

LOSS FROM OPERATIONS	—	(28,520)	(122,002)	(108,616)

OTHER INCOME (EXPENSES)

Interest expense	(334)	(6,625)	(668)	(7,890)

Total Other Income (Expenses)	(334)	(6,625)	(668)	(7,890)

LOSS BEFORE INCOME TAXES	(334)	(35,145)	(122,670)	(116,506)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(334)	$(35,145)	$(122,670)	$(116,506)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.14)	$(0.00)	$(0.45)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	71,938,184	260,037	71,938,184	260,037

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(122,670)	$(116,506)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of debt discount	—	7,140
Changes in operating assets and liabilities:
Accounts payable	(13,000)	85,303
Accrued liabilities	669	750

Net Cash Used by Operating Activities	(135,001)	(23,313)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short term borrowings - related parties	121,863	—
Payments on short term financings from Somerset Private Fund, Ltd	—	(759)
Proceeds from Receiver notes payable provided by third parties	—	25,000

Net Cash Provided by Financing Activities	121,863	24,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,138)	928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,138	98

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,026

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to The Financial Statements

January 31, 2019

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2019 the Company has accumulated losses of $4,088,788.

Reverse Stock Split

On January 12, 2018 the Company effected a 1 for 200 reverse split of the Company’s issued and outstanding common stock which reduced the outstanding shares from approximately 45,000,000 shares to 260,037 shares outstanding. In connection with the split, any shareholder who owned shares as of the record date and would have received less than 100 post-split shares after effecting the split, received 100 post-split shares. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this retroactive split on a retroactive basis, unless indicated otherwise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $4,088,788 as of January 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS, CORP.

Notes to The Financial Statements

January 31, 2019

(Unaudited)

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

BAKHU HOLDINGS, CORP.

Notes to The Financial Statements

January 31, 2019

(Unaudited)

4. INCOME TAXES

As of January 31, 2019, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of January 31, 2019 and July 31, 2018 the Company’s Receiver had extended $8,829 and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status.

The Company’s controlling shareholder, The OZ Corporation, paid for certain expenses associated with the operations of the business. These short term loans to the Company carry an interest rate of 0%. As of January 31, 2019 and July 31, 2018 The OZ Corporation had extended $121,863 and $-0-, respectively, in short term borrowings to the Company.

6. NOTES PAYABLE

The following tables set forth the components of the Company’s short term notes payable at January 31, 2019 and July 31, 2018:

	January 31, 2019	July 31, 2018
Principal value of promissory notes	$—	$—
Loan discounts	—	—
Total promissory notes, net	$—	$—

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

7. SUBSEQUENT EVENTS

On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. The stock was not issued until February 2019 and thus the transaction will be recorded in the financial statements during the quarter ended April 30, 2019.

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

On December 20, 2018 the Company entered into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the proposed License Agreement, we will be granted by CSH, a North American exclusive license to certain patents and intellectual property and associated technical information with respect to the production of phytocannabinoids for use in medical treatments in exchange for 210,000,000 shares of the Company’s common stock. These shares were issued in February 2019.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2019 and 2018.

Revenues. The Company generated no net revenues during the six months ended January 31, 2019 and 2018. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Professional and Consulting Fees. Professional and consulting fees were $-0- and $26,170 for the three months ended January 31, 2019 and 2018, respectively. Professional and consulting fees were $83,155 and $106,890 for the six months ended January 31, 2019 and 2018, respectively. With the exception of accounting fees and audit fees, substantially all professional fees presented in the financial statements represent hours of work performed by the Court appointed Receiver and his staff to help the Company emerge from Receivership by obtaining external financing. The fees are expensed as incurred. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $-0- and $2,350 for the three months ended January 31, 2019 and 2018, respectively. Selling, general and administrative expenses were $38,847 and $1,726 for the six months ended January 31, 2019 and 2018, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the License Agreement with Cell Science Holding.

Other Income (Expenses). The Company had net other expenses of $334 for the three months ended January 31, 2019 compared to net other expense of $6,625 for the three months ended January 31, 2018. The Company had net other expenses of $668 for the six months ended January 31, 2019 compared to net other expense of $7,890 for the six months ended January 31, 2018. Other expenses incurred were comprised of interest expenses related to short term borrowings of the Company.

Net Loss. The Company had a net loss of $334 for the three months ended January 31, 2019 compared to $35,145 for the three months ended January 31, 2018. The Company had a net loss of $122,670 for the six months ended January 31, 2019 compared to $116,506 for the six months ended January 31, 2018. The increase in net loss was mainly due to the increased general and administrative expenses associated with the License Agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2019, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

For the six months ended January 31, 2019, cash decreased $13,138 from $13,138 at July 31, 2018 to $-0- at January 31, 2019.

Net cash used in operating activities was $135,001 during the six months ended January 31, 2019, with a net loss of $122,670, which was offset by a decrease in accounts payable of $13,000 and an increase in accrued liabilities of $669.

During the six months ended January 31, 2019, the Company had no net cash flows from investing activities.

During the six months ended January 31, 2019, the Company had $121,863 in net cash provided by financing activities which consisted solely of proceeds from short term borrowings – related parties.

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

Bakhu Holdings Corp.

Date: March 25, 2019	By:	/s/ Tom Emmitt
Tom Emmitt
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

