Form 10-Q
period 2019-04-30
Bakhu Holdings, Corp.
filed 2019-06-14
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of June 11, 2019, there were 288,938,184 shares of $0.001 par value common stock, issued and outstanding.

2

BAKHU HOLDINGS, CORP.
Balance Sheets

ASSETS

	April 30,	July 31,
	2019	2018
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$4,208	$13,138

Total Current Assets	4,208	13,138

TOTAL ASSETS	$4,208	$13,138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,855	$13,000
Accrued interest	—	702
Short term borrowings - related parties	133,263	8,829

Total Current Liabilities	136,118	22,531

TOTAL LIABILITIES	136,118	22,531

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and -0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
288,938,184 and 71,938,184 shares issued and outstanding, respectively	288,938	71,938
Additional paid-in capital	14,177,986	3,884,787
Accumulated deficit	(14,598,834)	(3,966,118)

Total Stockholders' Equity (Deficit)	(131,910)	(9,393)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,208	$13,138

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Professional and consulting fees	10,509,175	90,935	10,592,330	197,825
Selling, general and administrative	845	2,166	39,718	3,892

Total Operating Expenses	10,510,020	93,101	10,632,048	201,717

LOSS FROM OPERATIONS	(10,510,020)	(93,101)	(10,632,048)	(201,717)

OTHER INCOME (EXPENSES)

Interest expense	—	(6,625)	(668)	(14,515)

Total Other Income (Expenses)	—	(6,625)	(668)	(14,515)

LOSS BEFORE INCOME TAXES	(10,510,020)	(99,726)	(10,632,716)	(216,232)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(10,510,020)	$(99,726)	$(10,632,716)	$(216,232)

BASIC NET LOSS PER SHARE	$(0.04)	$(0.38)	$(0.08)	$(0.83)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	250,713,465	260,037	130,220,235	260,037

 The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Stockholders' Equity (Deficit)

	Nine Months Ended April 30, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2018	—	—	71,938,184	71,938	3,884,787	(3,966,118)	(9,393)

Stock issued for services	4	—	—	—	—	—	—

Stock issued for the conversion of debt	—	—	7,000,000	7,000	3,199	—	10,199

Stock issued for consulting fees	—	—	210,000,000	210,000	10,290,000	—	10,500,000

Net loss for the nine months ended
April 30, 2019	—	—	—	—	—	(10,632,716)	(10,632,716)

Balance, April 30, 2019	4	$—	288,938,184	$288,938	$14,177,986	$(14,598,834)	$(131,910)

	Nine Months Ended April 30, 2018
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2017	—	—	260,037	260	46,740	(134,332)	(87,332)

Net loss for the nine months ended
April 30, 2018	—	—	—	—	—	(216,232)	(216,232)

Balance, April 30, 2018	—	$—	260,037	$260	$46,740	$(350,564)	$(303,564)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,632,716)	$(216,232)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	10,500,000	—
Amortization of debt discount	—	13,390
Changes in operating assets and liabilities:
Accounts payable	(10,145)	173,621
Accrued liabilities	668	1,125

Net Cash Used by Operating Activities	(142,193)	(28,096)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short term borrowings - related parties	133,263	—
Payments on short term financings from Somerset Private Fund, Ltd	—	3,241
Proceeds from Receiver notes payable provided by third parties	—	25,000

Net Cash Provided by Financing Activities	133,263	28,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,930)	145

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,138	98

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,208	$243

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for the conversion of debt	$10,199	$—

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to The Financial Statements

April 30, 2019

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2019 the Company has accumulated losses of $14,598,834.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $10,598,834 as of April 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

April 30, 2019

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

l) Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which amended the existing accounting standards for lease accounting to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet.

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of March 31, 2019 we are not a lessor or lessee under any lease arrangements.

BAKHU HOLDINGS, CORP.

Notes to The Financial Statements

April 30, 2019

(Unaudited)

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

On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. On February 14, 2019 the stock was issued and recorded as consulting fees valued at $10,500,000.

On April 7, 2019 the Company issued 7,000,000 shares of common stock for the conversion of convertible notes payable and accrued interest in the amount of $10,199.

BAKHU HOLDINGS, CORP.

Notes to The Financial Statements

April 30, 2019

(Unaudited)

4. INCOME TAXES

As of April 30, 2019, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of April 30, 2019 and July 31, 2018 the Company’s Receiver had extended $-0- and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status. During the three months ended April 30, 2019, the principal amount of $8,829 and accrued interest of $1,370 was replaced by convertible promissory notes and immediately converted into 7,000,000 shares of common stock.

The Company’s controlling shareholder, The OZ Corporation, paid for certain expenses associated with the operations of the business. These short term loans to the Company carry an interest rate of 0%. As of April 30, 2019 and July 31, 2018 The OZ Corporation had extended $133,263 and $-0-, respectively, in short term borrowings to the Company.

7. NOTES PAYABLE

There were zero notes payable outstanding at April 30, 2019 and July 31, 2018.

In order to maintain and preserve the assets of Bakhu, the Company, pursuant to a filing ’in Nevada’s Eighth Judicial District in Case #A-15-720990-C, the Company sold a $50,000 face value Promissory Note and received $25,000 in proceeds. Under the terms of the Promissory Note, the Note will be paid in full upon the sale of the Company or any other transaction that would involve the issuance of more than 50% of the Company’s securities. The Note has a priority secured lien with conversion into 51% of the Company’s outstanding securities if a change of control transaction resulting in the $50,000 payout does not occur by October 16, 2018. The Note was paid in full on May 16, 2018.

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

RESULTS OF OPERATION

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2019 and 2018.

Revenues. The Company generated no net revenues during the nine months ended April 30, 2019 and 2018. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Professional and Consulting Fees. Professional and consulting fees were $10,509,175 and $90,935 for the three months ended April 30, 2019 and 2018, respectively. Professional and consulting fees were $10,592,330 and $197,825 for the nine months ended April 30, 2019 and 2018, respectively. On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. On February 14, 2019 the stock was issued and recorded as consulting fees valued at $10,500,000. Also included in professional and consulting fees are accounting fees, audit fees and hours of work performed by the Court appointed Receiver and his staff to help the Company emerge from Receivership by obtaining external financing. The fees are expensed as incurred. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $845 and $2,166 for the three months ended April 30, 2019 and 2018, respectively. Selling, general and administrative expenses were $39,718 and $3,892 for the nine months ended April 30, 2019 and 2018, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the License Agreement with Cell Science Holding.

Other Income (Expenses). The Company had net other expenses of $-0- for the three months ended April 30, 2019 compared to net other expense of $6,625 for the three months ended April 30, 2018. The Company had net other expenses of $668 for the nine months ended April 30, 2019 compared to net other expense of $14,515 for the nine months ended April 30, 2018. Other expenses incurred were comprised of interest expenses related to short term borrowings of the Company.

Net Loss. The Company had a net loss of $10,510,020 for the three months ended April 30, 2019 compared to $99,726 for the three months ended April 30, 2018. The Company had a net loss of $10,632,716 for the nine months ended April 30, 2019 compared to $216,232 for the nine months ended April 30, 2018. The increase in net loss was mainly due to the stock issued and expensed as consulting fees associated with the License Agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2019, our primary source of liquidity consisted of $4,208 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

For the nine months ended April 30, 2019, cash decreased $8,930 from $13,138 at July 31, 2018 to $4,208 at April 30, 2019.

Net cash used in operating activities was $142,193 during the nine months ended April 30, 2019, with a net loss of $10,632,716, which was offset by stock based compensation of $10,500,000, a decrease in accounts payable of $10,145 and an increase in accrued liabilities of $668.

During the nine months ended April 30, 2019, the Company had no net cash flows from investing activities.

During the nine months ended April 30, 2019, the Company had $133,263 in net cash provided by financing activities which consisted solely of proceeds from short term borrowings – related parties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 in the Notes to the Financial Statements. We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description
3.1		Amended and Restated Articles of Incorporation of Bakhu Holdings Corp.
3.2		Amended and Restated Bylaws of Bakhu Holdings Corp.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bakhu Holdings Corp.

Date: June 14, 2019	By:	/s/ Tom Emmitt
Tom Emmitt
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

