Form 10-Q/A
period 2019-04-30
Bakhu Holdings, Corp.
filed 2019-06-18
CIK 1440153

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-Q for the quarter ended April 30, 2019, filed with the Securities and Exchange Commission on June 14, 2019 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bakhu Holdings Corp.

Date: June 18, 2019	By:	/s/ Tom Emmitt
Tom Emmitt
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)