Form 10-K
period 2019-07-31
Bakhu Holdings, Corp.
filed 2019-11-13
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

Commission File Number: 000-55862

___________________________________

Bakhu Holdings, Corp.

(Exact name of Registrant as specified in its charter)

Nevada	26-0510649
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One World Trade Center, Suite 130, Long Beach, CA	90831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 310-891-1959

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of theExchange Act.

Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☒ Non-Accelerated Filer	☒ Smaller Reporting Company

☐ Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity on January 31, 2019 held by non-affiliates of the registrant based on the price last sold on such date was approximately $316,196,942. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of October 28, 2019, there were 288,938,184 shares of the registrant’s Common Stock outstanding.

2

BAKHU HOLDINGS, INC.

Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” “envisions,” “plans,” “projects” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, examples being government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by this foregoing cautionary statement.

Unless otherwise noted, references in this report to the “Company,” “Bakhu,” “we,” “our,” or “us” means Bakhu Holdings, Corp.

CERTAIN DEFINED TERMS AND ACCORNYMS

In addition to the terms and acronyms defined elsewhere in this Annual Report, the following terms shall have the meanings indicated below.

“Affiliate” means any Person that, directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with a Person, as such terms are used in and construed under Rule 144.

“Bioreactor” means a system consisting of a vessel ranging in size from liters to cubic meters, in which specific cells are grown in a biologically active controlled and monitored environment.

“Company” shall mean Bakhu Holdings, Corp., a Nevada corporation.

“Common Stock” shall mean the Company’s common stock, $0.001 par value per share.

“CS CBD” shall mean Cell Science CBD International, Inc., a California corporation and wholly-owned subsidiary of the Company.

“Donor Cell” shall mean a targeted cell from a donor plant that has all the THC and CBD characteristics desired in the end concentrate product.

“Efficacy Testing” shall mean determining if the end product developed using the technology underlying the License Agreement meets the yield, purity, cost per unit, and scalability claims as set forth in the License Agreement.

“Inter-M Traders Ltd.” is a Free Zone Limited Liability Company, organized under the laws of Dubai, and the majority shareholder of the Licensor.

“License Agreement” shall mean that certain Patent and Technology License Agreement by and between the Company and Licensor dated December 20, 2018.

“Licensed Science” shall mean the patent and technology rights, along with the information, improvements, procedures, techniques, methods, and processes that are the subject of the License Agreement.

“Licensor” shall mean Cell Science Holdings Ltd., a limited liability company organized under the laws of Cypress.

“Mentone” shall mean Mentone Ltd., a corporation organized under the laws of the United Kingdom, which is owned by the three inventors of the License Science, Dr. Peter Whitton, Geoffrey Dixon and Karl Watkin.

“Territory” shall mean within the United States of America, Canada, Mexico, all countries in the Caribbean Sea and all other countries north of the Panama/Columbia border, including the entire nation of Panama.

PART I.

ITEM 1.	BUSINESS

General Development of Business

The Company was organized in the State of Nevada on April 24, 2008 under the name Planet Resources, Corp. The Company’s initial business model was the re-processing of mine tailings from previous mining operations. We did not generate any revenues because we were not successful in implementing our business plan. Various business alternatives were considered to ensure the viability and solvency of the Company; however, the Company went dormant from April 30, 2011 to June 2018, and in Case Number A-14-720990-C, Nevada's 8th Judicial District appointed Robert Stevens as Receiver for the Company on August 20, 2015. Subsequent to Mr. Stevens being released as the court-appointed receiver in July 2018, the Company embarked on its new business plan.

On December 20, 2018, the Company entered into a License Agreement (the “License Agreement”) in the cell-extraction sector with Cell Science Holdings Ltd. (“Licensor”). Pursuant to the License Agreement, the Licensor granted to the Company an exclusive license, with respect to the Licensed Science and process, for, among other things, the production, manufacturing and sale of cannabis and byproducts thereof where permitted within the United States of America, Canada, Mexico, all countries in the Caribbean Sea and all other countries north of the Panama/Columbia border, including the entire nation of Panama (the “Territory”).

We currently conduct our business activities at our offices at One World Trade Center, Suite 130, Long Beach, California 90831.

Our common stock is currently trading on the OTC Markets Pinksheets under the symbol BKUH.

Financial Information

The audited financial statements for the fiscal year ended July 31, 2019 are attached hereto as Item 8 in this annual report.

Business of Issuer

On December 20, 2018, the Company entered into a License Agreement in the cell-extraction sector. Pursuant to the License Agreement, the Licensor granted to the Company an exclusive license, with respect to the use of the Licensed Science and process, for (i) the production, manufacturing and sale of cannabis and byproducts thereof where permitted, (ii) Cannabis-related research, teaching and education for both medical and other purposes, and (iii) all medical uses and applications of Cannabis, within the Territory, as defined in the License Agreement.

The Company business plan is to sublicense the rights acquired under the License Agreement to third parties in various market verticals for an initial payment and an ongoing royalty stream.

The value of the potential licenses will be dependent on the ability for third parties to scale the application of the technology and trade secret processes in production laboratories at the same or lesser capital costs and operating costs than approaches common to the industry verticals for CBD and or THC concentrate.

For commercial and licensing purposes, which is the basis the License Agreement, in simplistic terms, the Licensor has represented to the Company that the Licensed Science and processes may be utilized to dissect a specific cell (the “Donor Cell”) of a cannabis donor plant that has a measurable percentage level of Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”), and using the Licensed Science and process, thereafter grow duplicate cells in a laboratory commercial application so that each 5000 liter grow process will produce approximately 90 kilos or approximately 187 pounds of cells containing identical measurable percentage levels of THC and CBD.

Under the terms of the License Agreement, the Company and Licensor have agreed that a commercial scaled demonstration of the Licensed Science (the “Efficacy Testing”) is necessary to validate the representations and claims of Licensor, to establish the value of License Agreement. The standard result (the “Standard Result”) claim by the Licensor and which will be considered acceptable by the Company is a result in which (a) the cells produced, harvested and dried during a full cycle of the Licensed Science process contain at least 90% of the measurable percentage levels of THC and CBG as the Donor Cell, and (b) this result is achieved at a project utility, production and supplies cost of $0.10 per gram or roughly $100 per kilo.

To date, our efforts have been devoted primarily to start-up and development activities, which include developing our business plan and finalizing the License Agreement with the Licensor and developing a method to market and sublicense the rights granted under said License Agreement. With the intent of, and in furtherance of engaging in the sublicense of the rights granted under the License Agreement, the Company has, and continues to (i) monitor the required Efficacy Testing being conducted under the License Agreement; (ii) research and define, with the assistance of Licensor, the equipment and staffing requirements to scale the technology process to a commercial scale operation, (iii) explore with experts and companies in the cannabis industry the current costs to cultivate and process end products with either a THC or CBD concentrate, and (v) research the regulatory requirements in the Territory as they pertain to the ability to sublicense the rights of the Company under the License Agreement.

The Company is currently preparing for Efficacy Testing to validate the License Science and processes in a scientific laboratory setting, prove-up the efficiencies and scalability of the grow process, to evaluate and determine the market value of the process and then enter into sublicenses for cash consideration and royalty payments.

Subsidiary - Cell Science CBD International, Inc.

On August 9, 2019, the Company formed a wholly owned subsidiary, Cell Science CBD International, Inc., a California corporation (“CS CBD”). The Company formed CS CBD with the specific intent of separating the business operations and opportunities relating to THC which sub-licensing shall be conducted through the Company, from the business operations and opportunities relating to CBD which will be conducted through CS CBD. In this regard, the Company is in the process of facilitating the sublicensing of all rights under the License Agreement that pertain to CBD, including without limitation utilizing the Licensed Science and the process as it applies to CBD, and the subsequent grant of sublicenses to third parties that are legally engaged in the business of producing and manufacturing CBD derived products and byproducts for sale and use where permitted. The Company intends that any additional licenses acquired by the Company that pertains to CBD will also be sublicensed to CS CBD.

Licensor’s Approach.

In laymen’s terms, the Licensor’s approach is as follow:

Rather than producing a pound of end product of with predictable measurable percentage level of THC and or CBD by growing plants that produce flowers that are then either ground or distilled using solvents to get the concentrate of cells which have THC and or CBD, the Licensor’s approach is to select a targeted Donor Cell from a donor plant that has all the characteristics desired in the end concentrate product and harvest that specific cell (“Donor Cell”). That Donor Cell is then duplicated in a clean lab environment to millions of cells which becomes a “Seed Culture” batch of desired cells contained in a ten or twenty liter proprietary container. That batch of “seed culture” cells is then added to a proprietary medium culture in a larger proprietary container generically referred to as a “Bioreactor,” sized at 1,000 liters. The bioreactor is then operated for 40 to 42 days inside a proprietary “pod” environment, in which light, oxygen, CO2, and other factors are controlled. At the end of the growth cycle, the medium culture and the multiplied cells are “harvested,” and the raw product is put through two proprietary finishing processes which removes moisture and unwanted cells. The end product, a dry concentrate, can then be sized in powder grind size for various uses, including those in the medical or food industry, according to set specifications. The end product has the exact identity of the Donor Cell, in terms of THC and CBD as well as the other attributes of the Donor Cell.

The general efficiencies of cell growth process using the Licensed Science are that it can produce the active ingredient from the host organic substance, specifically the Donor Cell, in mandated quantities while assuring purity levels and concentrations as opposed to the inconsistencies and waste found in the cultivation, harvest, processing, storage, packaging, shipping, and limited shelf-life of typical cannabis plant cultivation and processing.

Products and Services

The Company does not produce any products and has no current intent on engaging in the cultivation, production, manufacturing or sale of cannabis derived products.

Rather, if the Licensed Science is proven and validated, the Company intends to undertake the sublicense of the Licensed Science to such third parties, consistent with the terms of the License Agreement, that are legally engaged in the business of producing and manufacturing cannabis derived products and byproducts for sale and use where permitted, including, a cannabis concentrate powder product for the medical, food additive, and recreational cannabis consumption market verticals.

If validated and scalable as claimed by the Licensor, the Company believes that an end user (i.e. third parties and companies legally engaged in the cultivation, production, manufacturing or sale of cannabis derived products) would value and prefer this method (using the Licensed Science and process) to produce an end product concentrate, with identifiable consistent quality at a reduced cost. The potential for reduced capital expense, reduced costs to grow and harvest, reduced labor, reduced testing costs, and importantly, the avoidance of contaminants, pests, blights, and varied “flower” harvests, common to the current industry approaches in inside grow and greenhouse outdoor grow operations, are compelling reasons for using the Licensed Science and process.

To conduct the Efficacy Testing required under the License Agreement and establish the business and science ratios for the production of the end product, the OZ Corporation on behalf of the Licensor has engaged and is working with V O Leasing Corp., to build a 5,600 square foot research and development lab in Van Nuys, California (the “Van Nuys Lab”). V O Leasing Corp., holds provisional California issued Cannabis Cultivation, Manufacturing and Distribution licenses that become full licenses with the completion of the renovation of the Van Nuys lab and final inspection by the regulatory committee. V O leasing Corp has experience in, and is a respected consultant to, the cannabis industry, and in addition to the provisional licenses in Van Nuys, holds a cannabis cultivation and processing licenses in Chatsworth and Hollywood, California, and has created their own brand of cannabis products which are currently carried in over 600 dispensaries including MedMen dispensaries, and are currently expanding their operations and brand to other states. In addition to assisting with the licensed and regulatory compliance pertaining to the Efficacy Testing of the Licensed Science and process, VO Leasing Corp., with the consent of the Company as the license holder, has the option to utilize concentrate produced as part of the Efficacy Testing from the Van Nuys lab, in V O Leasing’s medical and recreational consumables after third party certification of the Efficacy Test results of the Licensed Science and certification that the product concentrate meets the California cannabis regulatory quality testing.

The Van Nuys Lab will attempt to replicate, utilizing ten 1,000-liter bioreactors, the previous laboratory tests and results of the technology and processes that were conducted in one-liter test runs and memorialize the projected cost of goods ratios for production of the concentrate. The business objective is to verify that the Licensed Science and the process can produce a desired concentrate at or below current competitive market approaches.

Permitting, design, and engineering work began in March of 2019, and the Van Nuys Lab is expected to be operational by end of November of 2019. The first scaled Efficacy Test, scheduled to begin in December of 2019, will utilize ten 1,000-liter bioreactors (approximately 260 US gallons in each reactor) and three differing original seed cultures (targeted seed cells from three different donor plants). Licensor has advised the Company that it anticipates that the first scaled production Efficacy Test will be completed in late January or February 2020, at which time the results will be sent to an accredited third-party lab for verification of purity, potency, and compliance with California cannabis and CBD regulations. Assuming the Licensed Science process is successful and verified through both the Efficacy Test and third-party verification, the Company will begin seeking to enter into sublicense agreements.

The Company intends to sublicense its rights under the License Agreement to financially qualified and appropriately licensed third-party cannabis companies that will either build their own commercial production laboratories, or convert existing laboratories to utilize the Licensed Science process and production approach. The potential licensees must be qualified by possessing both the regulatory licensure, as well as the financial capability to acquire a sublicense to the License Science and finance a 12,000 square foot production lab.

Thus, the Company plans to only be burdened with research and development costs, and creating a licensing sales and support operation, without the attendant operational expenses of building production facilities, acquiring compliant cannabis licensing in various states and provinces, or bringing products to the marketplace.

Our research and product development sequence involves:

Patent filings for process, and customized proprietary equipment all necessary to facilitate the use and implementation of the Licensed Science process

•	Sample test in the research and development “limited run,” including:
•	efficacy of harvest product matching targeted seed culture cells;
•	percent concentration yields; and
•	costs per unit produced.
•	Third-party laboratory verification of the Efficacy Test results including production ratios;
•	Legal research and analysis into patent protection.

Support Services to Sublicensees

The Company’s business model is to create a licensing program, including marketing, sales, business and technical support to sublicensees to help the sublicensees permit and build a commercial production laboratory utilizing the Company’s proprietary production processes, proprietary concentrate finishing process and the Company’s proprietary equipment and process designs and medium culture formulations.

The Company and the Licensor have created proprietary equipment designs necessary to the cell production process and the product finishing process, all of which are in process of being filed as Intellectual Property. Additionally the Company has proprietary formulations for the medium growing culture which will be sold at cost to the Licensees.

In support of the sublicensees, the Company will provided advisory consulting services, as required, with regard to:

Bioreactor laboratory planning, including;

•	build out requirements – plans, permits, regulatory compliance, utilities;
•	staffing plans, including in house sales, science officer, compliance, pre-build advisory assistance, build out advisory, equipment set up, initial testing and lab certification advisory, first production cycle support;
•	introduction to external resources - consultants, engineers, legal, compliance, shipping/packing, distribution;
•	installation of bioreactors and all support equipment;
•	seed culture growth cycle training;
•	cell growth cultivation cycle training;
•	filtering cycle training;
•	drying equipment operation;
•	initial product harvest and packaging training;
•	internal and third-party laboratory testing contract review of services;
•	sublicensees product to market options; and,
•	introduce “take away” contract candidates; and/or consulting to utilize the product in proprietary products under regulatory compliance.

In August 2018, the Licensor completed third-party lab test through Evio Labs-Berkley (C3 Labs, LLC), a subsidiary of Evio Inc., in Berkley, California confirming the efficacy of cells grown in petri dishes using the Licensed Science. Specifically, Evio labs tested and confirmed that the THC and CBD potency of the concentrate produced by the Licensed Science process matching the THC and CBD potency of the donor plant.

One of the inventors, Dr. Peter Whitton, completed in house efficacy testing of a research laboratory simulation of the proprietary filtering and drying process in July of 2019 in Van Nuys, California. These tests, conducted in a VO Leasing “clean lab,” by Dr. Whitton, confirmed the type of filtration process required to identify and separate the targeted production cells, and, the size of the filtration membranes, at the planned 1000 liter bioreactor product scale, to be utilized in the proposed lab scaling efficacy tests. Additionally, Dr. Whitton was able to use the same experiments to determine the drying process and rightly size the drying ovens and the moisture ratios of the cell concentrate product before and after filtering.

As stated above, as part of the Efficacy Testing requirements under the License Agreement, the OZ Corporation on behalf of the Licensor, has contracted to build and operate a 5,600 square foot research and development lab in Van Nuys, California, under a State of California issued Cannabis Cultivation and Manufacturing license, held by VO Leasing Corp. The Company expects the Van Nuys Lab to be completed and the Efficacy Test, directed by Dr. Whitton, to begin in December 2019 or January 2020. The first test cycle will take approximately six (6) weeks from initial loading of the Seed Culture into the proprietary medium culture in the Bioreactors, until the batch of desired cells is mature for harvest, filtering and drying.

The only business of the Company will be the sub-licensing of the Licensed Science. The rights under the License Agreement are perpetual, contingent on the Company staying in compliance on terms of the License Agreement and the potential sublicensees being in compliance with the terms of any sublicense agreements.

Patents, Trademarks, Licenses and Royalty Agreements

The following patent applications are licensed by the Company subject to the terms of the License Agreement. The Company does not currently own any other intellectual property outside of the License Agreement.

Patents:

Application No.	Title	Filing Date	Jurisdiction
1717554.8	A method of production of phytocannabinoids for use in medical treatments	10/25/2017	United Kingdom

16/290,708	A method of production of phytocannabinoids for use in medical treatments	3/1/2019	United States

Patents Cooperation Treaty Filing:

Application No.	Title	Filing Date	Jurisdiction
2018/077149	A method of production of phytocannabinoids for use in medical treatments	10/5/2018	PCT

The protection of proprietary rights relating to Licensed Science is critical for the business. The Company intends to file additional patent applications to protect certain technology and improvements considered important to the development of the Company’s business. The Company, through its subsidiary, further intends to license the rights under a recently filed patent application with regard to patent rights to produce a non-toxic CBD product and thereafter to specifically grant sublicenses to utilize the process for CBD based products as opposed to THC products. The Company also intends to rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

Although the Company intends to seek patent protection for additionally developed proprietary technology, the patent positions of our products are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents or whether such patent applications will be circumvented or invalidated. There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in market introductions while attempting to design around such intellectual property rights, or we could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against us on such intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of covered under the License Agreement.

The Company relies on the patented and unpatented trade secrets under the License Agreement its business, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets. We intend to require each of our employees, consultants and advisors to execute confidentiality agreements either upon the commencement of an employment or consulting relationship with the Company or at a later time. There can be no assurance, however, that these agreements will provide meaningful protection for the Licensed Science utilized by the Company or trade secrets in the event of unauthorized use or disclosure of such information.

We do not believe that any of our patents or other proprietary rights infringe upon the rights of third parties. However, there can be no assurance that others may not assert infringement claims against the Licensor or the Company in the future and we recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, we may be required to incur legal and other costs to protect our proprietary rights against infringement by third parties.

Additional Intellectual Property and Processes in Development

Early testing of the proprietary technology and trade secret process claimed in the Licensor’s subsequent process patent application filed on October 11, 2019 indicates that CBD produced cells in a concentrate from the Licensed Science proprietary process hold promise, when treated in a secondary process defined in the patent filing, to avoid the potential harmful toxicity side effects to liver and kidney that have recently emerged in consumers that ingest or apply topically, CBD products. This toxicity results from the current industry wide lab approach to refining and producing CBD distillate oils which are then utilized in numerous unregulated products experiencing a rapid growth for health and diet consumption of humans and animals

In this regard, the Licensor is currently undertaking to enter into an agreement to have an FDA accredited lab conduct a series of tests utilizing the Licensed Science for creating a CBD product versus products from multiple current suppliers.

The intended first FDA reviewed test protocol will focus on the safety issues of CBD product processing and distillation that is known to cause initial and cumulative toxicity in the human and animal liver. The test protocol will require liver cells from multiple single donors from accredited lab sources for a comparative test impact analysis of the current market offerings vis a vis the Licensed Science approach to making a CBD concentrate.

Lab testing will measure the initial and cumulative toxicity impact on human liver cells of each of at least six commercial public CBD selected suppliers, and then compare, utilizing the same protocols, the impact on the liver cells utilizing the product created using the Licensed Science and treated using the proprietary process.

The first multi-purpose test will seek to demonstrate, utilizing human liver tissue, the impact of consuming or applying topically, CBD products that are sourced from CBD high concentrate distillate, in the doses and frequencies, proposed by the various manufacturers of topical or consumable products, to create immediate and cumulative toxicity in the liver of humans.

In the same test protocols, the CBD product utilizing the licensed process will be tested on human liver cells demonstrating that the licensed process created CBD concentrate will have limited or zero initial and or cumulative toxicity in the same source liver cells utilized in the tests. The Company intends to begin the first FDA reviewed test in November of 2019 for current CBD manufactured products, whether topical or consumable, creating human liver cell toxicity.

Pursuant to Efficacy Testing of the commercial scaling of the process using the Licensed Science, the Licensor intends to seek a full FDA approval of its commercially scaled production process to yield a concentrate product that may be utilized, by food or Pharmaceutical companies, as directed, in topicals and consumables that will not create toxicity in the liver. The Company currently intends to enter those FDA trials in February or March of 2020 utilizing the same test protocols already utilized by the FDA in the first FDA review planned for November of 2019. The Company believes the receipt of FDA approval by the Licensor would enhance value and credibility of the Licensed Science under the License Agreement held by the Company.

The Company does not intend to seek FDA approval to create or license derivative products of its CBD concentrate, nor to focus on specific use cases or claims medically for using CBD. Rather it seeks to demonstrate, in the affirmative, that the CBD concentrate that is created by its patented pending process will not cause toxicity in the liver of humans or animals if consumed or utilized in topicals to deliver CBD.

The Company believes that the opioid health crisis creates the necessity of substitutes for opioid based products which may potentially be sourced from Sativa Cannabis derivatives. The Company believes that an FDA published recognition from their sponsored testing protocols that the Company process and methodology for producing a CBD concentrate that does not create toxicity in the liver will remove one more “roadblock” from other companies offering topical and consumable cannabis based alternatives to opioid offerings based on CBD source products and could add significant value to the Company’s rights under the License Agreement.

Sources and Availability of Raw Materials

The Company does not utilize any raw materials as the Company does not produce any products and has no current intent on engaging in the cultivation, production, manufacturing or sale of cannabis derived products. There are various materials required when using the Licensed Science processes, all of which are readily available. Provided that a sublicensee possesses the proper required licenses which differs from state to state, including without limitation, by way of example in California, a Cannabis Cultivation and Manufacturing license, the Company is not aware of any existing or future problem that will materially affect the source and availability of any materials which would be required of a sublicenses of the Licensed Science.

Sublicenses and Royalty Agreements

To date we have not entered into any sublicense or royalty agreements which have resulted in royalty payments.

Market

According to the Brightfield Group, the global medical cannabis market is expected to grow from its current 7.7 billion dollars to 31.4 billion by 2021. The US market currently drives 90 percent of global cannabis sales, but with Canada and other western nations reassessing medical cannabis, the US percentage of the market share is expected to decrease to below 60%. Decreased government regulation, and the lack of political will to enforce federal cannabis laws also plays an important role in the growth and expansion of the cannabis industry as a whole. We believe that the Company’s development plan will allow us to build the relationships, experience, resources and services to be successful in sub-licensing the Licensed Science in the medical cannabis industry, the CBD industry, and provide net stockholder value through the initial license fees, as well as royalty earnings.

The Company intends to sublicense to both public and private companies in the medical cannabis, the recreational cannabis (where permitted) and those companies that are choosing to focus on CBD market for topicals, and edibles, and to stay out of THC content above 3% market.

The Company believes that the recent focused interest of the FDA on safety issues for medical, recreational and topical applications of all cannabis-based products will only intensify. Further, the Company believes that the patents filed by inventors/scientists and possessed by the Licensor will protect for many years, others attempting to duplicate the approach using the Licensed Science, to creating a predictable quality cannabis concentrate. It should be noted however, that any FDA approval of medical cannabis and cannabis related products contain THC and CBD, may come with FDA restrictions and regulations that could affect the Licensed Science.

The Company believes that the potential medical and food-based inclusion of pure grade cannabis products, as well as providing product for the CBD rapidly expanding markets has potential to drive adoption of Licensed Science.

Distribution Plan

The Company’s near-term plan, upon validation and certification of the Efficacy Testing, scalability and costs using the Licensed Science, which the Company anticipates being completed in the first or second quarter of 2020, is to begin qualifying candidates which will sublicense the Licensed Science to produce concentrate products for medical and recreational markets via cell growth technology in multiple bioreactor facilities.

Cell growth in research applications and commercial bioreactor labs has achieved efficacy in recent years in terms of operational viability. While the technology works, the economics for certain applications, outside of a science experiment, have not proven to be economically feasible. The Company believes cell culturing is commercially viable if growing highly valued, and relatively difficult to find in nature, certain plant or animal cells that are utilized in medicine and food additive products to add viability to the host product. A cost to grow targeted cells of $200 to $2,000 per pound is economically viable when you are selling the product by the gram or for extremely high multiples.

Applications of the science for tissue and or cell culturing for the cannabis industry has been hampered by the federal mandate of cannabis containing more than 3% THC to be a controlled substance. As the minimum investment is several million dollars for a commercially scaled laboratory, and those assets are all subject to seizure under federal law, most finance sources were not willing to advance the funds for experimentation. Additionally, a cannabis plant, at the cell and molecular level has attributes that make it very difficult, if not impossible, to utilize “big Ag” bioreactor (bioreactors sized from 3,000 gallon to 500 cubic meters (130,000 gallon) science to grow the cells. All experiments known to the inventors to date, of applied bio science protocols by third parties to grow THC and CBD products in traditional bioscience approaches, have failed to produce a predictable cannabis end product that mirrors the subject donor plant.

One of the reasons the Licensor has secured its first patent on the Licensed Science proprietary process is that its process has actually worked, utilizing a “bioreactor” science approach, but with a proprietary bioreactor design, a differing proprietary environmental control which was not achieved with traditional (dark or limited light) bioreactor commercial offerings and proprietary medium culture formulations. And, importantly, the final filtering process, also of proprietary design, is able to separate the desired cells without damaging or destroying them. The Licensed Science is a holistic approach that begins with the idea that you can grow cells but requires all the processes and equipment to be specifically and uniquely designed for the targeted cannabis cell.

According to trade journals, business news following the cannabis industry worldwide, and public company information available for Canadian companies and US companies domiciling in Canada, the cost, average, reported by the industry, of both private and public companies to grow cannabis flower and trim in an inside grow facility in California is approximately $800 to $950 a pound without capital expenses or taxes and approximately $420 a pound in a typical California greenhouse grow. The end product flower, before taxation, depending on the state and the strain, is selling for between $1,200 a pound to over $4,000 a pound.

The Company believes that the combination of the Licensed Science and process holds promise to deliver a high-quality cell culture concentrate at costs below $250 per pound in a commercially scaled laboratory that is one third the cap ex cost of a greenhouse grow facility.

The Company plans to sublicense the Licensed Science process to third parties who have the requisite licenses and financial ability to scale-up commercially sized bioreactor labs capable of producing 60,000 pounds per annum of a predictable harvested cell product with reliable qualities and quantities in the product at lower costs per pound to deliver than any current market alternative.

Sales and Marketing

The Company’s plan is offer to sublicense the Licensed Science to qualified cannabis licensed operators in those states with the US in which the Licensed Science may legally be used as well as all the provinces of Canada, specifically limiting the number of licenses in a given market for cannabis THC based products. The number of sublicenses to be sold will depend on size of potential market in that specific state, estimated future consumption of products in that market, and whether the state is medical consumption only, or both, medical and recreational. Additionally, the Company, through its subsidiary CS CBD, plans to sublicense the Licensed Science, with regard to CBD based products, to qualified licensed operators in those states within the United States, and all the provinces of Canada, in which the Licensed Science may legally be used or where national or international trade agreements currently in place allow the cross border trade of CBD concentrate or CBD based products.

Competition

The Company believes the Licensed Science, requiring less capitalization than inside grow or outside grow without the attendant challenges of such operations, and delivering a competitive product at a lower cost per pound, will drive adoption by sublicenses in the market. The medical cannabis industry in the United States is highly competitive. Our prospective licensees face competition from traditional cultivation and processing facilities already with market share. Additionally, there are many public and private companies with large cash reserves waiting to enter the market when the regulations change. In the states where cannabis is legal, others have enjoyed a first mover advantage. Past spending on traditional grow methods may limit sublicensing opportunities, which could create a significant barrier to entry in the medical cannabis and recreational cannabis market. We will compete with a variety of companies, many of which have substantially greater technical, financial, marketing and other resources than we do, allowing them to compete more effectively than we can.

The Company considers anyone that is engaged in the business of producing THC and CBD by growing plants and extracting the THC and CBD from the plant to be a competitor. MedMen and Curaleaf, for example, have first mover advantage. Medmen, headquartered in Culver City, California is engaged in the Clone-to-Product cannabis business with operations for cultivation and retail paired up in California and eight other US states. Curaleaf, a Connecticut company, backed by Blackstone Partners and other investors, is the third largest cultivator and dispensary owner in the US market. It recently acquired Grass Roots for US$875 million and Cura Partners for over $1 billion. These companies have been in the market for many years and have significant resources and market share. However, assuming successful results from the Efficacy Testing and third party certification of the Licensed Science, it is believed that products can be produced using the Licensed Science at significant cost saving, making adoption of the Licensed Science attractive. The Company has initiated conversations with executives at Med Men about potentially licensing the Licensed Science after efficacy testing.

Dependence on few/many customers

The Company has no current customers and intends to limit the number of sublicenses in a given market for cannabis THC based products. However, the company will determine, after completion of the Efficacy Test and certification, if the Licensed Science can be optimized by selling hundreds of licenses or limiting the number of sublicenses to certain large producers and distributors.

The Company intends to focus on potential sub-licensees that have the financial wherewithal to pay an initial license fee of $500,000 or more, have the ability to build out a lab with an estimated cost of $5.5 million, and will sign a guaranteed royalty agreement beginning within six months of operational start-up. We believe that this is the starting point, but we have not sold the first license. In contrast, to produce what can be produced in a 12,000 square feet lab using the Licensed Science at an estimated capital cost of $5.5 million, it is estimated that it would cost over $12 million to build a 280,000 square foot greenhouse grow, an outdoor operation on at least ten acres, requiring labor, significant water and utility power, and suffer waste/loss on average of 15% to grow a third party lab tested pound of flower at around $425. We believe that an apples to apples comparison of capital expense, cost to grow, and risk mitigation utilized in the Licensed Science approach will attract operators and investors in this industry willing take this financial risk. Additionally, the Company believes those operators planning on expansion will have to evaluate the opportunity to license the Licensed Science from the Company before committing more expansion dollars to their traditional approaches to grow product for the projected growing demand of the cannabis market.

Government approvals and regulation in the United States Cannabis Industry

Cannabis is a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis, and the chemically active compounds contained within.

In January 2018, the Department of Justice (the “DOJ”) rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's rescission of the Cole Memo and related memoranda is unclear but may result in the DOJ increasing its enforcement actions against the state-regulated cannabis industry generally.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the Drug Enforcement Agency (the “DEA”)) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expired on December 7, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ's rescission of the “Cole Memo,” supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the “Cole Memo,” there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where our sublicensees operate will not choose to strictly enforce the federal laws governing cannabis or cannabis-related activities production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of cannabis or its chemical components, including the enforcement postures of individual federal prosecutors in judicial districts where our sublicensees operate, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. We have not requested or obtained any opinion of counsel or ruling from any authority to determine if our operations are in compliance with or violate any state or federal laws or whether we are assisting others to violate a state or federal law. In the event that our operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, any resulting liability could cause us to modify or cease our operations.

Should the federal government legalize cannabis for medical use, it is possible that the U.S. Food and Drug Administration ("FDA") would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including CGMPs (“Certified Good Manufacturing Practices) related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical cannabis is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the cannabis industry and what costs, requirements and possible prohibitions may be enforced. If our sublicensees are unable to comply with the regulations and/or registration as prescribed by the FDA, such sublicensees may be unable to continue to operate our business in the US markets.

Local and state marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network, or FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. Banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of July 31, 2019, we had employees other than our Chief Executive Officer, Thomas K. Emmitt. We intend to hire additional personnel as we grow and develop our business. National unemployment rates remain low relative to historical averages, and there exists a significant amount of competition for skilled personnel in the medical cannabis industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” “envision” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this Current Report and our other SEC Filings, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.

Risks Associated with our Company

We have not generated any revenue since our inception and we may never achieve profitability.

We are a development stage company and we have not generated any revenue. As the OZ Corporation, on behalf of the Licensor, in conjunction with VO Leasing Corp builds the research and development facility to conduct the Efficacy Test and we undertake further research and development of our licensing strategy and identification of potential sublicensees, our expenses are expected to increase significantly before we can begin selling sublicenses. Accordingly, we will need to generate significant revenue to achieve profitability. Even as we begin to market and sublicense the Licensed Science we expect our losses to continue as a result of ongoing research and development expenses, as well as increased costs in seeking patent protection, FDA approval, and sales and marketing expenses for the sublicenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with the Efficacy Test of the Licensed Science and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition and results of operations will be negatively affected and the market value of our common stock will likely decline.

Reliance on Licenses

The Company’s ability to sublicense the Licensed Science is dependent on maintaining its existing licenses, and any and all other future licenses through its various partners. Failure to comply with the requirements of the License Agreement, or any failure to maintain the License Agreement may have a material adverse impact on the Company’s business, financial condition and results of operations. The License is perpetual but maintaining the license is subject to performance covenants. There can be no guarantees that the Company will be able to extend or renew the license as necessary or, if it extended or renewed, that the licenses will be extended or renewed on the same or similar terms. Should the License Agreement not be extended or renewed, or should they renew on different terms, the Company’s business, financial condition and results of operations may be materially adversely affected.

Reliance of Successful Efficacy Test

There is no guarantee that the Efficacy Test will be successful in validating the Licensed Science and processes and in achieving the results claimed by the Licensor. The failure of the Efficacy Test or in obtaining third- party certification of the Efficacy Test could materially and adversely affect benefits, value and demand for use of the Licensed Science and process and operations of the Company’s intended sublicensing business model.

Expansion Strategy

There is no guarantee that the Company’s expansion strategy, and marketing and sales initiatives, to sublicense the Licensed Science, to third parties that are legally engaged in the business of producing and manufacturing THC and CBD derived products and byproducts for sale and use, in jurisdictions where it is legally permitted, will be successful or completed in the currently proposed form, if at all, nor is there any guarantee that the Company will be able to expand into additional jurisdictions. There is also no guarantee that such sublicensees will be able to acquire and/or construct production and manufacturing facilities for use of the Licensed Science and thereafter produce and sell any products produced using the Licensed Science. Any such activities will require, among other things, various regulatory approvals, licenses and permits and there is no guarantee that all required approvals, licenses and permits will be obtained in a timely fashion or at all.

The Company’s failure to successfully execute its expansion strategy and marketing and sales initiatives to sublicense the Licensed Science, could adversely affect the Company’s business, financial condition and results of operations and may result in the Company failing to meet anticipated or future demand for the Licensed Science.

The use of the Licensed Science and thus the Company’s expansion into jurisdictions outside of the United States, is subject to additional business risks, including new or unexpected risks or could significantly increase the Company’s exposure to one or more existing risk factors, including economic instability, changes in laws and regulations and the effects of competition. In addition, international expansion could subject the Company’s business to certain risks relating to fluctuating exchange rates or require a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. These factors may limit the Company’s ability to successfully expand its operations into such jurisdictions and may have a material adverse effect on the Company’s business, financial condition and results of operations.

Highly Regulated Industry

The laws, regulations and guidelines generally applicable to the cannabis industry domestically and internationally may change in ways currently unforeseen. There are a variety of laws, regulations and guidelines relating to the cultivation, production, manufacturing, management, transportation, disposal, storage, distribution, sales, use, health and safety of THC and CBD derived products and byproducts that may be produced using the Licensed Science by the intended sublicensees. In addition, the Company is subject to a variety of applicable federal and state securities regulations and stock exchange rules and regulations. Any amendment to or replacement of existing laws, or new law, may cause adverse effects to the Company’s operations. The risks to the Company’s business represented by subsequent regulatory changes could reduce demand and market to sublicense the Licensed Science and could materially and adversely affect the Company’s business, financial condition, results of operations and prospects. To the knowledge of management, the Company is currently in compliance with all such laws. Achievement of the Company’s business objectives is contingent, upon the successful Efficacy Testing, and with regulatory requirements enacted by governmental authorities and, where necessary, obtaining regulatory approvals. The impact of the United States’ compliance regime, any delays of the sublicensees in obtaining, or failure to obtain regulatory approvals required may significantly delay or impact the development of the Company’s business and operations and could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. Any potential non-compliance could cause the Company’s business, financial condition, results of operations and prospects to be adversely affected. Further, any amendment to or replacement of the applicable rules and regulations governing the Company’s business activities may cause adverse effects on the Company’s business, financial conditions and results of operations.

The Company will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with applicable laws and regulations could subject the Company to regulatory or agency proceedings or investigations and may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include damage awards, fines, penalties or corrective measures requiring capital expenditures or remedial actions. Parties may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm the Company’s reputation and no assurance can be given that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws or regulations, may have a material adverse impact on the Company’s business, resulting in increased capital expenditures or production costs, reduced levels of production or abandonment or delays in the development of facilities.

In addition, the introduction of new tax laws, regulations or rules, or changes to, or differing interpretation of, or application of, existing tax laws, regulations or rules in any of the jurisdictions in which the Company operates could result in an increase in taxes, or other governmental charges, duties or impositions. No assurance can be given that new tax laws, regulations or rules will not be enacted or that existing tax laws, regulations or rules will not be changed, interpreted or applied in a manner which could result in the Company’s profits being subject to additional taxation or which could otherwise have a material adverse effect. Due to the complexity and nature of the Company’s operations, various legal and tax matters may be outstanding from time to time. If the Company is unable to resolve any of these matters favorably, it may have a material adverse effect on the Company.

Cannabis and the chemically active compounds contained therein (i.e. THC and CBD), remain illegal under US federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our Licensees to execute our respective business plans.

Cannabis is a Schedule I controlled substance under the Controlled Substances Act of 1970 (the “CSA”). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them. The U.S. Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize the sale, possession and use of cannabis, even for medical purposes. We would likely be unable to execute our business plan if the federal government were to strictly enforce federal law regarding cannabis, and the chemically active compounds contained within.

In January 2018, the Department of Justice (the “DOJ”) rescinded certain memoranda, including the so-called “Cole Memo” issued on August 29, 2013 under the Obama Administration, which had characterized enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. The impact of the DOJ's rescission of the Cole Memo and related memoranda is unclear but may result in the DOJ increasing its enforcement actions against the state-regulated cannabis industry generally.

Congress previously enacted an omnibus spending bill that includes a provision prohibiting the DOJ (which includes the Drug Enforcement Agency (the “DEA”)) from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision, however, expired on December 7, 2018, and must be renewed by Congress. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. However, the Ninth Circuit's opinion, which only applies to the states of Alaska, Arizona, California, Hawaii, and Idaho, also held that persons who do not strictly comply with all state laws and regulations regarding the distribution, possession and cultivation of medical-use cannabis have engaged in conduct that is unauthorized, and in such instances the DOJ may prosecute those individuals.

Additionally, financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statutes and the Bank Secrecy Act. The penalties for violation of these laws include imprisonment, substantial fines and forfeiture. Prior to the DOJ's rescission of the “Cole Memo,” supplemental guidance from the DOJ issued under the Obama administration directed federal prosecutors to consider the federal enforcement priorities enumerated in the “Cole Memo” when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. With the rescission of the “Cole Memo,” there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

Federal prosecutors have significant discretion and no assurance can be given that the federal prosecutor in each judicial district where our sublicensees operate will not choose to strictly enforce the federal laws governing cannabis or cannabis-related activities production or distribution. Any change in the federal government's enforcement posture with respect to state-licensed cultivation of cannabis or its chemical components, including the enforcement postures of individual federal prosecutors in judicial districts where our sub-licencees operate, would result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the trading price of our securities. We have not requested or obtained any opinion of counsel or ruling from any authority to determine if our operations are in compliance with or violate any state or federal laws or whether we are assisting others to violate a state or federal law. In the event that our operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, any resulting liability could cause us to modify or cease our operations.

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network (“FinCen”), a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. Nevertheless, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

Laws and Regulations Governing Cannabis in Foreign Jurisdictions

The Company’s ability to achieve its business objectives in foreign jurisdictions is contingent, in part, upon compliance with regulatory requirements enacted by governmental authorities, which are applicable to the Company’s business of sublicensing the Licensed Science, the Company obtaining all required regulatory approvals. The Company cannot predict the impact of the compliance regime countries such as  Jamaica are implementing and the method in which their governmental authorities will implement the adult-use or medical cannabis industry and how such regulations effect a sublicensee’s use of the Licensed Science in producing and manufacturing THC and CBD derived products and byproducts such jurisdictions. Similarly, the Company cannot predict how long it will take to for any sublicensee to secure all appropriate regulatory approvals, if any, for producing and manufacturing THC and CBD derived products and byproducts using the Licensed Science and process, or the extent of testing and documentation that may be required by governmental authorities. The impact of the various compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets using the Licensed Science and could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The Company anticipates it will incur ongoing costs and obligations related to regulatory compliance. A failure on the Company’s part to comply with regulations may result in additional costs for corrective measures, penalties or in restrictions on its operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Foreign Investment in Cannabis Companies

Certain jurisdictions may prohibit or restrict its citizens or residents from investing in or transacting with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal, and even if the Company is not engaged in the cultivation, production, manufacturing or sale of cannabis derived products and is only a sub-licensor of the Licensed Science. For example, if an investor in the United Kingdom profits from an investment in cannabis producer or supplier, or the use of technology is used in the production, such investment may technically violate the United Kingdom Proceeds of Crime Act 2002. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In the United States, there have been certain instances of US Customs and Border Protection preventing citizens of foreign countries from entering the United States for reasons related to the cannabis industry.

Operations in Foreign Jurisdictions

The Company may have operations in certain emerging markets in the future. Such operations may expose the Company to the socioeconomic conditions as well as the laws governing the cannabis industry in such countries. Inherent risks with conducting foreign operations include, but are not limited to: high rates of inflation; extreme fluctuations in currency exchange rates, military repression; war or civil war; social and labor unrest; organized crime; hostage taking; terrorism; violent crime; expropriation and nationalization; renegotiation or nullification of existing licenses, approvals, permits and contracts; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political norms, banking and currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, the jurisdiction.

Governments in certain foreign jurisdictions intervene in their economies, sometimes frequently, and occasionally make significant changes in policies and regulations. Changes, if any, in cannabis industry or investment policies pertaining to the sublicensing or use of the Licensed Science to produce and manufacture THC and CBD derived products and byproducts or shifts in political attitude in the countries in which the Company operates may adversely affect its operations or profitability. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of product and supplies, income and other taxes, royalties, the repatriation of profits, expropriation of property, foreign investment, maintenance of concessions, licenses, approvals and permits, environmental matters, land use, land claims of local people, water use and workplace safety. Failure to comply strictly with applicable laws, regulations and local practices could result in loss, reduction or expropriation of licenses, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

The Company continues to monitor developments and policies in the emerging markets in which it operates and assess the impact thereof to our operations; however, such developments cannot be accurately predicted and could have an adverse effect on the Company’s business, financial condition and results of operations.

Corruption and Fraud in Emerging Markets

There are uncertainties, corruption and fraud relating to title ownership of real property in certain emerging markets in which the Company operates or may operate. Property disputes over title ownership are frequent in emerging markets, and, as a result, there is a risk that errors, fraud or challenges could adversely affect the Company’s ability to operate in such jurisdictions. Any of the foregoing risks and uncertainties could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Inflation in Emerging Markets

In the past, high levels of inflation have adversely affected emerging economies and financial markets, and the ability of government to create conditions that stimulate or maintain economic growth. Moreover, governmental measures to curb inflation and speculation about possible future governmental measures have contributed to the negative economic impact of inflation and have created general economic uncertainty. The emerging markets in which the Company operates or may operate may experience high levels of inflation in the future. Inflationary pressures may weaken investor confidence in such countries and lead to further government intervention in the economy. If countries in which the Company operates experience high levels of inflation in the future and/or price controls are imposed, the Company may not be able to adjust the rates the Company charges its customers to fully offset the impact of inflation on the Company’s cost structures, which could adversely affect the Company’s business, financial condition and results of operations.

Acquisition or Use of Properties in Foreign Jurisdictions

Non-resident individuals and non-domiciled foreign legal entities may be subject to restrictions on the acquisition or lease of properties in certain emerging markets. Limitations also apply to legal entities domiciled in such countries which are controlled by foreign investors, such as the entities through which the Company operates in certain countries. Accordingly, the Company’s current and future operations may be impaired as a result of such restrictions on the acquisition or use of property, and the Company’s ownership or access rights in respect of any property it owns or leases in such jurisdictions may be subject to legal challenges, all of which could result in a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

International Expansion

In addition to the jurisdictions described elsewhere in this current report, the Company may in the future expand into other geographic areas, which could increase the Company’s operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of the Company’s operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future international expansion could require the Company to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. The Company may not be able to successfully identify suitable acquisition and expansion opportunities or integrate such operations successfully with the Company’s existing operations.

Reliance on International Advisors and Consultants

The legal and regulatory requirements in the foreign countries in which the Company operates or will operate with respect to the use of the Licensed Science, the cultivation, production, manufacturing and sale of cannabis by intended sublicensees, banking systems and controls, as well as local business culture and practices are different from those in the US. The Company must rely, to a great extent, on local legal counsel, consultants and advisors retained by it in order to keep apprised of legal, regulatory and governmental developments as they pertain to and affect the Company’s business, and to assist the Company with its governmental relations. The Company must rely, to some extent, on those members of management and the Board who have previous experience working and conducting business in these countries, if any, in order to enhance its understanding of and appreciation for the local business culture and practices. The Company also relies on the advice of local experts and professionals in connection with current and new regulations that develop in respect to the use of the Licensed Science by intended sublicensees as well as in respect of banking, financing, labor, litigation and tax matters in these jurisdictions. Any developments or changes in such legal, regulatory or governmental requirements or in local business practices are beyond the Company’s control. The impact of any such changes may adversely affect the Company’s business, financial condition and results of operations.

Anti-Money Laundering Laws and Regulation Risks

The Company is subject to a variety of domestic and international laws and regulations pertaining to money laundering, financial recordkeeping and proceeds of crime, and the rules and regulations thereunder, the Criminal Code and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities internationally.

In the event that any of the Company’s operations or investments, any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations or investments were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the Company’s ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to the US. Furthermore, while the Company has no current intention to declare or pay dividends in the foreseeable future, in the event that a determination was made that proceeds obtained by the Company could reasonably be shown to constitute proceeds of crime, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

Corruption and Anti-Bribery Law Violations

The Company’s business is subject to US laws which generally prohibit companies and employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, the Company is subject to the anti-bribery laws of any other countries in which it conducts business now or in the future. The Company’s employees or other agents may, without its knowledge and despite its efforts, engage in prohibited conduct under the Company’s policies and procedures and anti-bribery laws for which the Company may be held responsible. The Company’s policies mandate compliance with these anti-corruption and anti-bribery laws. However, there can be no assurance that the Company’s internal control policies and procedures will always protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by its affiliates, employees, contractors or agents. If the Company’s employees or other agents are found to have engaged in such practices, the Company could suffer severe penalties and other consequences that may have a material adverse effect on its business, financial condition and results of operations.

Legislative or Regulatory Reform and Compliance

The commercial cannabis industry is a new industry, and we anticipate that such regulations will be subject to change as the federal government and each state monitors both legal and commercial activity. The Company’s operations are subject to a variety of laws, regulations, guidelines and policies, whether in the US or elsewhere, relating to the cultivation, manufacture, import, export, management, packaging/labelling, advertising and promotion, sale, transportation, storage and disposal of cannabis but also including laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment. The Company is not engaged in the cultivation, production, manufacturing or sale of cannabis derived products. While to the knowledge of management, the Company, whose business is only the sublicensing of the Licensed Science, is currently in compliance with all such laws, any changes to such laws, regulations, guidelines and policies due to matters beyond the Company’s control may cause adverse effects to the Company’s operations.

Environmental Regulations and Risks

The Company’s operations and the operations of the sublicensee may be subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s operations or the operations of a sublicensee.

Government approvals and permits are currently and may in the future be required in connection with operation of the Company or the sublicensees. To the extent such approvals are required and not obtained, the operations of the Company and/or the sublicensees may be curtailed or prohibited from its proposed production of adult-use or medical cannabis or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of medical cannabis, or more stringent implementation thereof, could have a material adverse impact on the company and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

Reliance on Key Personnel

The success of the Company is dependent upon the ability, expertise, judgment, discretion and good faith of its executive management. The Company’s future success depends on its continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and the Company may incur significant costs to attract and retain them. The loss of the services of member of the Company’s executive management, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the Company’s ability to execute on its business plan and strategy, and the Company may be unable to find adequate replacements on a timely basis, or at all.

Limited Operating History

The Company, while incorporated in 2008, has not generated revenue from the intended sublicensing of the Licensed Science. The Company is therefore subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial resources, and other resources and lack of revenues. There is no assurance that the Company will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of the early stage of operations.

Product Liability

While the Company is not engaged in the cultivation, production, manufacturing or sale of cannabis derived products, the intended sublicensees will be engaged in the cultivation, production, manufacturing, packaging and sale of cannabis derived products. As manufacturing and distribution of products designed to be ingested by humans, will be produced by others using the Licensed Science, the Company faces an inherent risk of exposure to third-party product liability claims, regulatory action and litigation if such products produced using the Licensed Science are alleged to have caused significant loss or injury. In addition, the sale of products produced by a sublicensee using the Licensed Science, involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of such products alone or in combination with other medications or substances could occur. The Company may be subject to various third- party product liability claims, including, among others, that the products produced using the Licensed Science caused injury or illness, that such products produced using the Licensed Science did not include adequate warnings concerning possible side effects or interactions with other substances, or that the use of the Licensed Science did not include adequate instructions for use.

A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect the Company’s reputation with its clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition of the Company. There can be no assurances that the Company will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the sublicensees’ production of potential products, and therefore the commercialization of the Licensed Science.

Results of Future Clinical Research

To date, there is limited standardization in the research of the effects of cannabis, and future clinical research studies may lead to conclusions that dispute or conflict with the current understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis. Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. Future research and clinical trials may draw opposing conclusions or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for the products produced by sublicensees of the Licensed Science.

Insurance Coverage

The Company intends to obtain insurance to protect its assets, operations, directors and employees. While the Company believes its insurance coverage addresses all material risks to which it is exposed and is adequate and customary in its current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover the Company’s liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If the Company were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if the Company were to incur such liability at a time when it is not able to obtain liability insurance, there could be a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is also currently pursuing additional insurance coverage over its product liability claims and for business interruption. While the Company believes the insurance coverage addresses all material risks to which it is exposed and is adequate and customary in the current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed.

Unfavorable Publicity or Consumer Perception

The Company believes the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of cannabis and related products distributed to such consumers. Consumer perception of the products produced by sublicensees using the Company’s Licensed Science can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for use of the Licensed Science and the business, results of operations, financial condition and cash flows of the Company. While the Company is not engaged in the cultivation, production, manufacturing or sale of cannabis derived products, the Company’s dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for use of the Licensed Science and consequently on the Company’s business, results of operations, financial condition and cash flows of the Company.

Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis and related products in general, or products produced using the Licensed Science and process, specifically, or associating the consumption of cannabis or related products with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from a sublicensee’s failure to use the Licensed Science correctly, or a consumers’ failure to consume such products appropriately or as directed. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to the Company and its activities, whether true or not. Although the Company believes that it operates in a manner that is respectful to all stakeholders and that it takes care in protecting its image and reputation, it does not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and may be an impediment to the Company’s overall ability to advance its projects, thereby having a material adverse impact on its financial performance, financial condition, cash flows and growth prospects.

Reputational Risk to Third Parties

The parties outside of the cannabis industry with which the Company does business may perceive that they are exposed to reputational risk as a result of the Company’s business activities relating to cannabis, even though the Company is not engaged in the cultivation, production, manufacturing or sale of cannabis derived products. Failure to establish or maintain business relationships could have a material adverse effect on the Company.

Our Principal Stockholder will Continue to Control us in the Foreseeable Future

The OZ Corporation is currently the beneficial owner of 17,679,081 shares of Common Stock representing 6.14% of outstanding shares of Common Stock of the Company, and 4 shares of Series A Preferred Stock of the Company representing 100% of outstanding shares of Series A Preferred Stock. Each share of Series A Preferred Stock has super-voting rights equal to 4 times the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. See “Security Ownership of Certain Beneficial Owners and Management.” Accordingly, by virtue of its ownership the shares of Class A Common Stock and Series A Preferred, the OZ Corporation will effectively have the ability to influence significant corporate actions, for the foreseeable future. Such actions include the election of our directors and the approval or disapproval of fundamental corporate transactions, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. Such actions could delay or prevent a change in our control. See “Security Ownership of Certain Beneficial Owners and Management” and “Description of Securities.”

Additional Financing

There is no guarantee that the Company will be able to achieve its business objectives. The continued development of the Company will require additional financing. The failure to raise such capital could result in the delay or indefinite postponement of current business objectives or the Company ceasing to carry on business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to the Company. In addition, from time to time, the Company may enter into transactions to acquire assets or the shares of other corporations. These transactions may be financed wholly or partially with debt, which may increase the Company’s debt levels. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions which, if breached, may entitle lenders or their agents to accelerate repayment of loans and/or realize through security covenants, control over the assets of the Company, and there is no assurance that the Company would be able to repay such loans in such an event or prevent the enforcement of security granted controls pursuant to such debt financing.

Future Acquisitions or Dispositions

Although there is no present intention to undertake any of the following transactions, material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruption of the Company’s ongoing business; (ii) distraction of management; (iii) the Company may become more financially leveraged; (iv) the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected; (v) increasing the scope and complexity of the Company’s operations; and (vi) loss or reduction of control over certain of the Company’s assets.

The presence of one or more material liabilities of an acquired company that are unknown to the Company at the time of acquisition could have a material adverse effect on the results of operations, business prospects and financial condition of the Company. A strategic transaction may result in a significant change in the nature of the Company’s business, operations and strategy. In addition, the Company may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into the Company’s operations.

Conflicts of Interest

The Company may be subject to various potential conflicts of interest because of the fact that some of its officers and directors may be engaged in a range of business activities. The Company’s executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, the Company’s executive officers, directors and consultants may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Company’s business and affairs and that could adversely affect the Company’s operations.

In addition, the Company may also become involved in other transactions which conflict with the interests of its directors and officers who may from time to time deal with persons, firms, institutions or corporations with which the Company may be dealing, or which may be seeking investments similar to those the Company desires. The interests of these persons could conflict with the Company’s interests. In addition, from time to time, these persons may be competing with the Company for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, in the event that such a conflict of interest arises at a meeting of the Board, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the Company’s directors are required to act honestly, in good faith and in the Company’s best interests.

Litigation

From time to time, the Company may become involved in legal proceedings or be subject to claims, some of which arise in the ordinary course of the Company’s business. Litigation is inherently uncertain, and any adverse outcomes could negatively affect the Company’s business, results of operations, financial condition, brand and/or the trading price of its securities. In addition, litigation can involve significant management time and attention and be expensive, regardless of outcome. During the course of litigation, there may be announcements of the results of hearings and motions and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the trading price of the Company’s securities may decline. In addition, the Company evaluates these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, the Company may establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from the Company’s current assessments and estimates.

Intellectual Property

The ownership and protection of trademarks, patents, trade secrets, intellectual property and any licensed rights are significant aspects of the Company’s future success. Unauthorized parties may attempt to replicate or otherwise obtain and use the Licensed Science and rights granted to the Company. Policing the unauthorized use of the Company’s current or future trademarks, patents, trade secrets, intellectual property or licensed rights could be difficult, expensive, time-consuming and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying unauthorized use of such rights is difficult as the Company may be unable to effectively monitor and evaluate the products being distributed by its competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. In addition, in any infringement proceeding, some or all of the Company’s trademarks, patents, other intellectual property rights, licensed rights, or other proprietary know-how, or arrangements or agreements seeking to protect the same for the benefit of the Company, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of the Company’s trademarks, patents, other intellectual property or licensed rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect the Company’s business, financial condition and results of operations.

In addition, other parties may claim that the Company’s products infringe on their proprietary and perhaps patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders and/or require the payment of damages. As well, the Company may need to obtain licenses from third parties who allege that the Company has infringed on their lawful rights. However, such licenses may not be available on terms acceptable to the Company or at all. In addition, the Company may not be able to obtain or utilize on terms that are favorable to it, or at all, licenses or other rights with respect to intellectual property that it does not own.

Customer Acquisitions

 The Company’s success depends on its ability to attract and retain customers (i.e. sublicensees of the Licensed Science). There are many factors which could impact the Company’s ability to attract and retain customers, including but not limited to the Company’s brand awareness, its ability for the Licensed Science to continually produce desirable and effective cannabis products and the successful implementation of customer-acquisition plans. The failure to acquire and retain customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Fraudulent or Illegal Activity

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for the Company to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Company, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the Company’s operations, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Information Technology Systems and Cyber-Attacks

The Company has entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with its operations. The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, information technology systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Security Risks

Given the nature of the products which may be produced by sublicensees using the Company’s Licensed Science and its lack of legal availability outside of channels approved by the government, there remains a risk of shrinkage as well as theft at a sublicensee’s facility. A security breach at one of the Company’s or its sublicensee’s facilities could expose the Company to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing the Company’s products.

A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the Company’s business, financial condition and results of operations.

Challenging Global Financial Conditions

In recent years, global credit and financial markets have experienced extreme disruptions, including with respect to, at times, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that significant deterioration in credit and financial markets and confidence in economic conditions will not occur in the future. Any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further, global credit and financial markets have displayed arguably increased volatility in response to global events. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. These factors may impact the ability of the Company to obtain equity or debt financing in the future and, if obtained, on terms favorable to the Company. Increased levels of volatility and market turmoil can adversely impact the Company’s operations and the value, and the price of the Common Shares could be adversely affected.

In addition, there is a risk that one or more of the Company’s current service providers may themselves be adversely impacted by difficult economic circumstances, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

History of Losses

The Company incurred losses in prior periods. The Company may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, the Company expects to continue to increase operating expenses as it implements initiatives to continue to grow its business. If the Company’s revenues do not increase to offset these expected increases in costs and operating expenses, the Company will not be profitable.

Competition

The Company expects significant competition from other companies. A large number of companies appear to be applying for cultivation, processing and sale licenses, some of which may have significantly greater financial, technical, marketing and other resources than the Company. These competitors may be able to devote greater resources to the development, promotion, sale and support of their products and services, and may have more extensive customer bases and broader customer relationships. The Company’s future success depends upon its ability to sublicense the Licensed Science and generate an initial and continuing royalty stream. To the extent that the Company is not able to market and enter into enough sublicenses, the Company’s business, financial condition and results of operations could be materially and adversely affected.

Should the size of the cannabis market increase as projected the overall demand for products and number of competitors will increase as well, and in order for demand for the Company’s Licensed Science to be competitive it will need to invest significantly in research and development, market development, marketing, production expansion, new client identification, distribution channels and client support. If the Company is not successful in obtaining sufficient resources to invest in these areas, the Company’s ability to compete in the market may be adversely affected, which could materially and adversely affect the Company’s business, financial condition and results of operations.

Difficulty to Forecast

The Company must rely largely on its own market research to forecast sales as detailed forecasts are, with certain exceptions, not generally available from other sources at this early stage of the cannabis industry. A failure in the demand for the sub-licensing and use of the Licensed Science, or products produced by third parties using the Licensed Science, to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect the Company’s business, financial condition and results of operations.

Unsolicited Takeover Proposals

The review and consideration of any takeover proposal may be a significant distraction for the Company’s management and employees and could require the expenditure of significant time and resources by the Company.

Moreover, any unsolicited takeover proposal may create uncertainty for the Company’s employees and this uncertainty may adversely affect the Company’s ability to retain key employees and to hire new talent. Any such takeover proposal may also create uncertainty for the Company’s customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with the Company. The uncertainty arising from unsolicited takeover proposals and any related costly litigation may disrupt the Company’s business, which could result in an adverse effect on its business, financial condition and results of operations. Management and employee distraction related to any such takeover proposal also may adversely impact the Company’s ability to optimally conduct its business and pursue its strategic objectives.

Risks Related to the Company’s Common Shares

Volatile Market Price of the Common Shares

The market price of the Common Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond the Company’s control. This volatility may affect the ability of holders of Common Shares to sell their securities at an advantageous price.

Market price fluctuations in the Common Shares may be due to the Company’s results of operations failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or economic trends, acquisitions, dispositions or other material public announcements by the Company or its competitors, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the Common Shares. Financial markets historically at times experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Common Shares may decline even if the Company’s results of operations, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted, and the trading price of the Common Shares may be materially adversely affected.

Risks Related to Dilution

The Company may issue Common Shares in the future, which may dilute a stockholder’s holdings in the Company. The Company’s articles permit the issuance of Common Shares, and stockholders will have no pre-emptive rights in connection with such further issuance. The Board has discretion to determine the price and the terms of issue of further issuances. Issuances of the Company’s securities may involve the issuance of a significant number of Common Shares at prices less than the current market price for the Common Shares. Issuances of substantial numbers of Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices of the Common Shares. Any transaction involving the issuance of previously authorized but unissued Common Shares, or securities convertible into Common Shares, would result in dilution, possibly substantial, to security holders. Moreover, additional Common Shares will be issued by the Company on the exercise of options under the Company’s stock option plan and upon the exercise of outstanding warrants.

The Company may sell equity securities in offerings (including through the sale of securities convertible into equity securities). The Company cannot predict the size of such issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of the Company’s securities will have on the market price of the Common Shares.

Sales of substantial amounts of the Company’s securities by the Company or its existing stockholders, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Company’s securities and dilute investors’ earnings per Common Share. Exercises of presently outstanding share options or warrants, if any, may also result in dilution to security holders. A decline in the market prices of the Company’s securities could impair the Company’s ability to raise additional capital through the sale of securities should the Company desire to do so.

Dividends

The Company has not paid any dividends on the outstanding Common Shares, and the Company has no current intention to declare dividends on the Common Shares in the foreseeable future. Any decision to pay dividends on the Common Shares in the future will be at the discretion of the Board and will depend on, among other things, the Company’s results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board may deem relevant. As a result, investors may not receive any return on an investment in the Common Shares unless they are able to sell their Common Shares for a price greater than that which such investors paid for them.

Regulated Nature of the Company’s Business May Impede or Discourage a Takeover

The Company requires and holds various licenses to operate its business, which would not necessarily continue to apply to an acquiror of the Company’s business following a change of control. These licensing requirements could impede a merger, amalgamation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer for Common Shares, which, under certain circumstances, could reduce the market price of the Common Shares.

Liquid Trading Market

The Company’s stockholders may be unable to sell significant quantities of Common Shares into the public trading markets without a significant reduction in the price of their Common Shares, or at all. There can be no assurance that there will be sufficient liquidity of the Common Shares on the trading market, and that the Company will continue to meet the listing requirements of any public listing exchange.

Risks Related to Changes in Laws, Regulations and Guidelines

The Company’s operations are subject to various laws, regulations and guidelines relating to the manufacture, management, packaging/labelling, advertising, sale, transportation, storage and disposal of adult-use or medical cannabis but also including laws and regulations relating to drugs, controlled substances, health and safety, the conduct of operations and the protection of the environment. Changes to such laws, regulations and guidelines due to matters beyond the control of the Company may cause adverse effects business, financial condition and results of operations of the Company. The Company endeavors to comply with all relevant laws, regulations and guidelines. To the best of the Company’s knowledge, the Company is in compliance or in the process of being assessed for compliance with all such laws, regulations and guidelines.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the US Jumpstart Our Business Start-ups Act, and it uses the exemption provided to emerging growth companies from the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act of 2002 (“SOX”). Therefore, the Company’s internal controls over financial reporting (“ICOFR”) will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are not using an exemption.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Smaller Reporting Company

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time are we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We do not anticipate earning revenues until such time as we able to fully market sublicenses. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plan of operations described herein and eventually attain profitable operations, and source acceptable financing in the interim period.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of our business enterprise places debt financing beyond the creditworthiness required by most banks or typical investors of corporate debt until such time as our products are available on the market. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM 2.	PROPERTIES

Our principal executive offices are located at One World Trade Center, Suite 130, Long Beach, California 90831 and are provided to us by The Oz Corporation. Additionally, The Oz Corporation provides all office related equipment and communication lines. Following further development of our business plan, we intend to find an alternative office facility and enter a long-term office lease at prevailing market rates.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.	[NOT APPLICABLE – INTENTIONALLY OMITTED]

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Markets Pinksheets under the symbol “BKUH.” The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTC Markets Pinksheets. The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions. The last reported price for our common stock on October 28, 2019 was $4.35 per share.

	Company Common Stock Prices
Fiscal 2019	High	Low
Quarter ended July 31	$6.00	$4.50
Quarter ended April 30	$5.50	$4.25
Quarter ended January 31	$7.50	$3.06
Quarter ended October 31	$6.00	$1.90

Fiscal 2018
Quarter ended July 31	$20.00	$0.95
Quarter ended April 30	$1.75	$0.95
Quarter ended January 31	$50.70	$0.62
Quarter ended October 31	$0.7834	$0.06

There is currently a limited public market for the common stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. However, should such a market arise, the possibility or actual sale into the market of shares of the Company's common stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. In order to qualify for unrestricted resale of common stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided. Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future. In addition, sales of significant amounts of common stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

The market price of the Company’s common stock will likely fluctuate significantly in response to the following factors, some of which are beyond the Company’s control: variations in its quarterly operating results; changes in financial estimates of its revenues and operating results by securities analysts; changes in market valuations of similar companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of its common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of its stock; commencement of, or involvement in, litigation.

Holders

There were approximately 235 stockholders of record as of October 28, 2019. Record holders do not include those stockholders whose stock is held in street name (by brokerage firms on their behalf) or other agents.

Dividends

Common Stock - No dividends have ever been paid on the Common Stock. We expect that that any future earnings will be retained for use in developing and/or expanding our business and do not currently anticipate paying any dividends in the foreseeable future. Future dividend policy will be determined by the Board of Directors of the Company in light of prevailing financial need and earnings, if any, of the Company and other relevant factors.

Preferred Stock - Under our articles of incorporation, our Board of Directors is authorized, without stockholder action, to issue preferred stock in one or more series and to fix the number of shares and rights, preferences, and limitations of each series. Among the specific matters that may be determined by the Board of Directors are the dividend rate, the redemption price, if any, conversion rights, if any, the amount payable in the event of any voluntary liquidation or dissolution of our company, and voting rights, if any. As of the date of this report, 4 shares of Series A Preferred Stock were issued and outstanding.

Payment of dividends on the Common Stock and Preferred Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon the Company's earnings, if any, its capital requirements, financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended October 31, 2019.

Recent Sales of Unregistered Securities

See Item 9B., below regarding the sale of unregistered Securities.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

This report contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

Revenues. The Company generated net revenues of $-0- during the years ended July 31, 2019 and July 31, 2018. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Consulting fees. Consulting fees for the year ended July 31, 2019 were $10,559,026 as compared to $3,530,706 for the year ended July 31, 2018. On June 11, 2018, the Company issued an aggregate of 70,614,117 shares of its common stock for consulting fees valued at $3,530,706. On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. Pursuant to the License Agreement, the Company was granted an exclusive license with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. On February 14, 2019 the stock was issued and recorded as consulting fees valued at $10,500,000. Also included in professional and consulting fees are accounting fees, audit fees and hours of work performed by the Court appointed Receiver and his staff to help the Company emerge from Receivership by obtaining external financing.

Professional fees. Professional fees for the year ended July 31, 2019 were $51,581 as compared to $257,672 for the year ended July 31, 2018. With the exception of accounting fees and audit fees, substantially all professional fees presented in the financial statements for the year ended July 31, 2018, represent hours of work performed by the Court appointed Receiver and his staff to help the Company emerge from Receivership by obtaining external financing. The fees are expensed as incurred as a liability of the Company and the reimbursement of these fees incurred by Receiver is dependent on the amount of financing obtained. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40,619 for the year ended July 31, 2019 as compared to $14,405 for the year ended July 31, 2018. The company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the License Agreement with Cell Science Holding.

Other Income (Expense). The Company had net other expense of $668 for the year ended July 31, 2019 compared to net other expense of $29,003 for the year ended July 31, 2018. Other expenses incurred were comprised of interest expenses related to promissory notes issued by the Company.

Net Loss. The Company had a net loss of $10,651,894 for the year ended July 31, 2019 compared to $3,831,786 for the year ended July 31, 2018. The increase in net loss was mainly due to the stock issued and expensed as consulting fees associated with the License Agreement.

Liquidity and Capital Resources

As of July 31, 2019, we had cash of $1,633 compared to $13,138 as of July 31, 2018. We continue to consume working capital in the pursuit of our business plan utilizing proceeds from loans or sales of our equity.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. It is unlikely that the Company will be able to maintain its reporting obligations beyond the third quarter of the fiscal year ended July 31, 2020. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate, which financing consists of long-term loans at negotiated rates of interest. We cannot assure you that we will be able to successfully complete any of these activities.

The independent registered public accounting firm’s report on our financial statements as of July 31, 2019, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the financial statements.

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present stockholders might suffer substantial dilution as a result.

We expect to generate revenue pursuant to our new business plan and expect to rely on equity and debt financings to fund our capital resources requirements. We will be dependent on additional debt and equity financing to develop our new business, but we cannot assure you that any such financings will be available or will otherwise be made on terms acceptable to us, or that our present stockholders might suffer substantial dilution as a result.

For the year ended July 31, 2019, cash decreased $11,505 from $13,138 at July 31, 2018 to $1,633 at July 31, 2019.

Net cash used in operating activities was $159,018 during the year ended July 31, 2019, with a net loss of $10,651,894, which was offset by stock-based compensation of $10,500,000, a decrease in accounts payable of $7,792 and an increase in accrued liabilities of $668.

During the year ended July 31, 2019, the Company had no net cash flows from investing activities.

During the year ended July 31, 2019, the Company had $147,513 in net cash provided by financing activities which consisted of proceeds from short term borrowings from related parties.

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

Revenue Recognition

Revenue is recognized upon delivery of goods where the sales price is fixed or determinable and collectability is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists.

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

Basic and Fully Diluted Net Loss Per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of July 31, 2019 and for the periods presented.

Research and Development

Research and development costs were $-0- for the years ended July 31, 2019 and 2018.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Stock-Based Compensation

The Company accounts for its stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from stockholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BAKHU HOLDINGS CORP.

FINANCIAL STATEMENTS

July 31, 2019 and 2018

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM]

To the shareholders and the board of directors of Bakhu Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bakhu Holdings, Corp. (the "Company") as of July 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

November 13, 2019

BAKHU HOLDINGS, CORP.
Balance Sheets

ASSETS

	July 31,	July 31,
	2019	2018

CURRENT ASSETS

Cash and cash equivalents	$1,633	$13,138

Total Current Assets	1,633	13,138

TOTAL ASSETS	$1,633	$13,138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$5,208	$13,000
Accrued interest	—	702
Short term borrowings - related parties	147,513	8,829

Total Current Liabilities	152,721	22,531

TOTAL LIABILITIES	152,721	22,531

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and -0- shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
288,938,184 and 71,938,184 shares issued and outstanding, respectively	288,938	71,938
Additional paid-in capital	14,177,986	3,884,787
Accumulated deficit	(14,618,012)	(3,966,118)

Total Stockholders' Equity (Deficit)	(151,088)	(9,393)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,633	$13,138

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Operations

	For the Years Ended
	July 31,
	2019	2018

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	10,559,026	3,530,706
Professional fees	51,581	257,672
Selling, general and administrative	40,619	14,405

Total Operating Expenses	10,651,226	3,802,783

LOSS FROM OPERATIONS	(10,651,226)	(3,802,783)

OTHER INCOME (EXPENSES)

Interest expense	(668)	(29,003)

Total Other Income (Expenses)	(668)	(29,003)

LOSS BEFORE INCOME TAXES	(10,651,894)	(3,831,786)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(10,651,894)	$(3,831,786)

BASIC NET LOSS PER SHARE	$(0.06)	$(0.41)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	170,225,855	9,253,913

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Stockholders' Equity (Deficit)
For the Period August 1, 2017 through July 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2017	—	—	260,037	260	46,740	(134,332)	(87,332)

Stock issued for cash	—	—	335,000	335	334,665	—	335,000

Stock issued for payment of debt	—	—	720,000	720	43,299	—	44,019

Stock issued for consulting fees	—	—	70,614,117	70,614	3,460,092	—	3,530,706

Stock issued for round up of shares	—	—	9,030	9	(9)	—	—

Net loss for the year ended
July 31, 2018	—	—	—	—	—	(3,831,786)	(3,831,786)

Balance, July 31, 2018	—	—	71,938,184	71,938	3,884,787	(3,966,118)	(9,393)

Stock issued for services	4	—	—	—	—	—	—

Stock issued for the conversion of debt	—	—	7,000,000	7,000	3,199	—	10,199

Stock issued for consulting fees	—	—	210,000,000	210,000	10,290,000	—	10,500,000

Net loss for the year ended
July 31, 2019	—	—	—	—	—	(10,651,894)	(10,651,894)

Balance, July 31, 2019	4	$—	288,938,184	$288,938	$14,177,986	$(14,618,012)	$(151,088)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Statements of Cash Flows

	For the Years Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,651,894)	$(3,831,786)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	10,500,000	3,530,706
Changes in operating assets and liabilities:
Accounts payable	(7,792)	(9,246)
Accrued liabilities	668	(875)

Net Cash Used by Operating Activities	(159,018)	(311,201)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	—	335,000
Proceeds from short term borrowings - related parties	147,513	378
Payments on short term financings from Somerset Private Fund, Ltd	—	(1,137)
Proceeds from Receiver notes payable provided by third parties	—	25,000
Payments on Receiver notes payable provided by third parties	—	(35,000)

Net Cash Provided by Financing Activities	147,513	324,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,505)	13,040

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,138	98

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,633	$13,138

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Common stock issued for the conversion of debt	$10,199	$—
Common stock issued for the payment of debt	$—	$44,019

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2019 and 2018

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009 the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009 (“Bakhu,” or the “Company”).

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2019 the Company has accumulated losses of $14,618,012.

Reverse Stock Split

On January 12, 2018 the Company effected a 1 for 200 reverse split of the Company’s issued and outstanding common stock which reduced the outstanding shares from approximately 45,000,000 shares to 260,037 shares outstanding. In connection with the split, any shareholder who owned shares as of the record date and would have received less than 100 post-split shares after effecting the split, received 100 post-split shares. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect this retroactive split on a retroactive basis, unless indicated otherwise

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b)  Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,618,012 as of July 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

i)  Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 105, “Earnings per Share.” ASC 105 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of July 31, 2019, we are not a lessor or lessee under any lease arrangements.

NOTE 3 - PREFERRED AND COMMON STOCK

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

NOTE 4 - INCOME TAXES

As of July 31, 2019, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2019 and 2018

NOTE 5 - RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of July 31, 2019 and July 31, 2018 the Company’s Receiver had extended $-0- and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status. During the three months ended April 30, 2019, the principal amount of $8,829 and accrued interest of $1,370 was replaced by convertible promissory notes and immediately converted into 7,000,000 shares of common stock.

The Company’s controlling shareholder, The OZ Corporation, paid for certain expenses associated with the operations of the business. These short-term loans to the Company carry an interest rate of 0%. As of July 31, 2019 and July 31, 2018 The OZ Corporation had extended $147,513 and $-0-, respectively, in short term borrowings to the Company.

NOTE 6 - NOTES PAYABLE

There were zero notes payable outstanding at July 31, 2019 and July 31, 2018.

In order to maintain and preserve the assets of Bakhu, the Company, pursuant to a filing in Nevada’s Eighth Judicial District in Case #A-15-720990-C, the Company sold a $50,000 face value Promissory Note and received $25,000 in proceeds. Under the terms of the Promissory Note, the Note will be paid in full upon the sale of the Company or any other transaction that would involve the issuance of more than 50% of the Company’s securities. The Note has a priority secured lien with conversion into 51% of the Company’s outstanding securities if a change of control transaction resulting in the $50,000 payout does not occur by October 16, 2018. The Note was paid in full on May 16, 2018.

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

NOTE 7 - SUBSEQUENT EVENTS

On August 1, 2019, subsequent to the period covered by this report, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and accrued and unpaid simple interest at the rate of 6.0% per annum (“Applicable Rate”) shall be due and payable on or before December 31, 2019 (the “Maturity Date”). The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2019.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weakness in internal control over financial reporting as of July 31, 2019 as further described below. Due to the material weakness, management concluded that internal controls over financial reporting as of July 31, 2019 were not effective, based on COSO’s framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, we have determined that there is a deficiency with regard to the lack of a complete backup process for our electronic financial information.  There is limited stored backup offsite, and as such, there are no regularly run test restorations of said financial information.  Additionally, we determined that the Company did not maintain sufficient monitoring review controls with respect to accounting for complex transactions.

Management believes that the material weaknesses set forth above did not have any effect on the Company’s financial results.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Remediation Plan for the Material Weaknesses

Management has been engaged in developing remediation plans to address the above material weaknesses. In order to address and resolve these deficiencies we are currently researching the options available given our financial means to do the following: (1) have a regularly scheduled and dependable offsite backup of our Company records that will allow us to restore our data in the event of a system failure, and (2) hire outside consultants to review the Company’s financial statements for complex transactions. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weaknesses or determine to supplement or modify the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Subsequent Events

On August 1, 2019, subsequent to the period covered by this report, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and accrued and unpaid simple interest at the rate of 6.0% per annum (“Applicable Rate”) shall be due and payable on or before December 31, 2019 (the “Maturity Date”). The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Provided that the Company is not in default, the Company may extend the term of the promissory note by an addition 12 months by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at The OZ Corporation’s option be advanced and added to the then outstanding principal balance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Thomas K. Emmitt	57	President, CEO, Secretary, CFO and Director	One Year	May 15, 2018 to Present

Term of Office

All of the Company’s directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are currently no significant employees other than Mr. Emmitt.

Family Relationships

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company or a Significant Employee is as follows:

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director, or a Significant Employee of the Company is as follows:

Thomas K. Emmitt - Mr. Emmitt was appointed as the Chief Executive Officer and a Director of the Company on May 15, 2018 and is current the sole officer and director. In addition to his role as a Director and the Chief Executive Officer of the Company, Mr. Emmitt is principal of the Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March 2009 through January 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the Oz Corporation, a management consulting company providing services to small and mid-cap companies, and overseeing processes, strategic planning, startup funding and recruitment of management executives. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December 2017. Mr. Emmitt is experienced in all phases of financial analysis, information technology and marketing. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law, and resides in Santa Monica, California with his wife of 23 years.

Directorships

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of the Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended July 31, 2019, the required beneficial ownership reports have not been filed by all officers, directors and beneficial owners more than 10%. The Company has contact such parties and has requested that such parties file the delinquent reports and comply with the above stated filing requirements.

Code of Ethics

The Company has not adopted a code of ethics as of the period covered by this report.

Audit Committee and Audit Committee Financial Expert

The Company does not current have an audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve-month periods ended July 31, 2019 and 2018 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Thomas K. Emmitt	2019	$-	-	$-	-	$-	$-
CEO, President, Secretary and CFO	2018	$-	-	$-	-	$-	$-

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Narrative Disclosure to Summary Compensation Table

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers act or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended July 31, 2019, other than that provided for attendance at meetings.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers act or will act on behalf of or at the direction of any other person.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Company has not long-term equity plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of October 28, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have determined beneficial ownership as shown in the following two tables in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the two tables below have sole voting and investment power with respect to all shares of common stock and Series A Preferred Stock shown as beneficially owned by them, subject to applicable community property laws.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities, our common stock and Series A Preferred Stock, respectively.

(1)	(2)	(3)	(4)
Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Cell Science Holdings Ltd. Franklin Roosevelt Ave 252 Limassol 3045, Cypress	210,000,000 (a)	72.93%

Common Stock	The OZ Corporation One World Trade Center Suite 130 Long Beach, CA 90831	17,679,081 (a)(b)	6.14%

Series A Preferred Stock	The OZ Corporation One World Trade Center Suite 130 Long Beach, CA 90831	4 (b)(c)	100%

(a)   Based on 287,938,184 shares of our common stock outstanding as of October 28, 2019.

(b)    John R. Munoz, the sole stockholder, officer and director of OZ Corporation is a California corporation beneficially owned and controlled by John R. Munoz has sole voting and dispositive power as to all of the shares.

(c) Based on 4 shares of our Series A Preferred Stock outstanding as of October 28, 2019.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of current directors and executive officers of the Company.

(1)	(2)	(3)	(4)
Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas K. Emmitt One World Trade Center Suite 130 Long Beach, CA 90831	-	0%

Common Stock	Directors and Executive Officers as a Group (1 person)	-	0%

(1)	Mr. Emmitt is the Chief Executive Officer and current sole Director of the Company.

Changes in Control

To the best of the Company’s knowledge there are no present arrangements or pledges of the Company’s securities, which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no equity compensation plans. See Item 5.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company currently uses the office space and equipment of The OZ Corporation and our Chief Executive Officer at no cost.

At various times, the Company’s Receiver extended short term financing to the Company at an interest accruing at the rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of July 31, 2019 and July 31, 2018, the Company’s Receiver had extended $-0- and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status. During the three months ended April 30, 2019, the principal amount of $8,829 and accrued interest of $1,370 was replaced by convertible promissory notes and immediately converted into 7,000,000 shares of common stock.

The Company’s controlling shareholder, The OZ Corporation, paid for certain expenses associated with the operations of the business. These short-term loans to the Company carry an interest rate of 0%. As of July 31, 2019 and July 31, 2018, The OZ Corporation had extended $133,263 and $-0-, respectively, in short term borrowings to the Company.

On August 1, 2019, subsequent to the period covered by this report, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and accrued and unpaid simple interest at the rate of 6.0% per annum (“Applicable Rate”) shall be due and payable on or before December 31, 2019 (the “Maturity Date”). The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Provided that the Company is not in default, the Company may extend the term of the promissory note by an addition 12 months by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at The OZ Corporation’s option be advanced and added to the then outstanding principal balance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.

Except as set forth above, the Company has not been a party to any transactions between persons who were, at the time of the transaction, an executive officer, director, or principal stockholder of the Company during the fiscal years ended July 31, 2019 and 2018.

Review, Approval or Ratification of Transactions with Related Persons

Not Applicable.

Promoters and Certain Control Persons

The Company’s management, through its various contacts and affiliations with other entities, including the OZ Corporation, may assist the Company with due diligence in identifying additional assets or technologies to acquire and with regard to the qualification of potential sublicensees. There are currently no agreements or preliminary agreements between the Company and any other entities including but not limited to The OZ Corporation.

Pursuant to the terms of the License Agreement, the Company and the Licensor have agreed that the Licensor shall vote its shares of Common Stock so as cause or confirm, that the Board of Directors of the Company shall consist of seven (7) members, with three directors to be designated by Inter-M Traders Ltd., or its Affiliates in its sole discretion, two directors to be designated by The OZ Corporation or its Affiliates in its sole discretion, and two directors to be designated by Mentone in its sole discretion.

Director Independence

The Board currently has only one member, Thomas K. Emmitt, who has not met the independence requirements based upon the application of objective categorical standards adopted by the Board. In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended July 31, 2019, we incurred $11,780 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended July 31, 2019.

During the fiscal year ended July 31, 2018, we incurred $17,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended July 31, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended July 31, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended July 31, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended July 31, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $-0- and $-0-, respectively.

PART IV.

ITEM 15.	EXHIBITS

(a)                Financial Statements. The Balance Sheet of Bakhu Holdings Corp., as of July 31, 2019 and 2018, the Statements of Operations for the years ended July 31, 2019 and 2018, the Statements Stockholders’ Equity (Deficit) from July 31, 2019 and 2018, and of Cash Flows for the years ended December 31, 2018 and 2017, and together with the notes thereto and the reports of BF Borgers CPA PC thereon appear in Item 8 of this report.

(d)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31(i)	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)
31(ii)	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)
32	Certification Pursuant to Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bakhu Holdings Corp.
Dated:November 13, 2019	/s/ Thomas K. Emmitt
By: Thomas K. Emmit
Its: Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Bakhu Holdings Corp.
Dated: November 13, 2019	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Director

