Form 10-K/A
period 2019-07-31
Bakhu Holdings, Corp.
filed 2019-12-19
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K/A

Amendment No. 1

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

Yes ☒ No☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Bakhu Holdings Corp. (the “Company”) on Form 10-K for the quarterly period ended July 31, 2019, filed with the Securities and Exchange Commission on November 13, 2019 (the “Form 10-K”), is to correct the filing to properly reflect that the register is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Bakhu Holdings Corp.
Dated: December 19, 2019	/s/ Thomas K. Emmitt
By: Thomas K. Emmit
Its: Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Bakhu Holdings Corp.
Dated: December 19, 2019	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Director

