Form 10-Q
period 2019-10-31
Bakhu Holdings, Corp.
filed 2019-12-23
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 31, 2019

Commission File Number: 000-55862

BAHKU HOLDINGS CORP.

 (Exact name of Registrant as specified in its charter)

Nevada	26-0510649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center, Suite 130, Long Beach, California 90831

 (Address of principal executive offices, Zip Code)

(310) 891-1959

 (Registrant's telephone number, including area code)

24328 Vermont Avenue, Suite 300, Harbor City, California 90710

 (Former Address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A

As of December 13, 2019, the Registrant had 288,938,184 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Balance Sheets

ASSETS

	October 31,	July 31,
	2019	2019
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$3,618	$1,633

Total Current Assets	3,618	1,633

TOTAL ASSETS	$3,618	$1,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$5,208
Accrued interest	2,425	—
Short term borrowings - related parties	—	147,513
Notes payable - related parties	187,013	—

Total Current Liabilities	189,438	152,721

TOTAL LIABILITIES	189,438	152,721

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and 4 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
288,938,184 and 288,938,184 shares issued and outstanding,
respectively	288,938	288,938
Additional paid-in capital	14,177,986	14,177,986
Accumulated deficit	(14,652,744)	(14,618,012)

Total Stockholders' Equity (Deficit)	(185,820)	(151,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,618	$1,633

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2019	2018

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	2,671	52,650
Professional fees	28,663	30,505
Selling, general and administrative	973	38,847

Total Operating Expenses	32,307	122,002

LOSS FROM OPERATIONS	(32,307)	(122,002)

OTHER INCOME (EXPENSES)

Interest expense	(2,425)	(334)

Total Other Income (Expenses)	(2,425)	(334)

LOSS BEFORE INCOME TAXES	(34,732)	(122,336)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(34,732)	$(122,336)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	288,938,184	71,938,184

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended October 31, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	—	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended
October 31, 2019	—	—	—	—	—	(34,732)	(34,732)

Balance, October 31, 2019	4	$—	288,938,184	$288,938	$14,177,986	$(14,652,744)	$(185,820)

	Three Months Ended October 31, 2018
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2018	—	—	71,938,184	71,938	3,884,787	(3,966,118)	(9,393)

Stock issued for services	4	—	—	—	—	—	—

Net loss for the three months ended
October 31, 2018	—	—	—	—	—	(122,336)	(122,336)

Balance, October 31, 2018	4	$—	71,938,184	$71,938	$3,884,787	$(4,088,454)	$(131,729)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(34,732)	$(122,336)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	—	—
Changes in operating assets and liabilities:
Accounts payable	(5,208)	(13,000)
Accrued liabilities	2,425	335

Net Cash Used by Operating Activities	(37,515)	(135,001)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short term borrowings - related parties	—	121,863
Proceeds from notes payable - related parties	39,500	—

Net Cash Provided by Financing Activities	39,500	121,863

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,985	(13,138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	13,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,618	$—

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Issuance of notes payable - related parties to replace short
term borrowings - related parties	$147,513	$—

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2019

(unaudited)

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2019 the Company has accumulated losses of $14,652,744.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,652,744 as of October 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Financial Statements

October 31, 2019

(unaudited)

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

j) Professional fees

Substantially all professional fees presented in the financial statements represent accounting fees, audit fees and legal fees associated with the filing of reports with the Securities and Exchange Commission. Also included in professional fees are fees paid to the stock transfer agent. The fees are expensed as incurred.

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

We adopted the standard effective January 1, 2019 and have elected to use January 1, 2019 as our date of initial application. Consequently, financial information will not be updated, and disclosures required under the new standard will not be provided for periods presented before January 1, 2019 as these prior periods conform to the Accounting Standards Codification 840. We elected the package of practical expedients permitted under the transition guidance within the new standard. By adopting these practical expedients, we were not required to reassess (1) whether an existing contract meets the definition of a lease; (2) the lease classification for existing leases; or (3) costs previously capitalized as initial direct costs. As of October 31, 2019, we are not a lessor or lessee under any lease arrangements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2019

(unaudited)

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

There were no stock transactions during the three months ended October 31, 2019.

NOTE 4 - INCOME TAXES

As of October 31, 2019, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2019

(unaudited)

NOTE 6 - NOTES PAYABLE

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513 (See Note 5), and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and accrued and unpaid simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. As of October 31, 2019, the principal amount and accrued interest due on the note was $187,013 and $2,425, respectively.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of October 31, 2019 and continues to have a negative book value. Furthermore, the company has not generated any revenue to date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Business Overview” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

Business Overview

We were organized in the State of Nevada on April 24, 2008 under the name Planet Resources, Corp. The Company’s initial business model was the re-processing of mine tailings from previous mining operations. To date we have not generated any revenues because we were not successful in implementing our business plan. Various alternatives were considered to ensure the viability and solvency of the Company; however, the Company went dormant from April 30, 2011 to June, 2018, and in Case Number A-14-720990-C, Nevada's 8th Judicial District appointed Robert Stevens as Receiver for the Company on August 20, 2015. Subsequent to Mr. Stevens being released as the court-appointed receiver in July, 2018, the Company embarked on a new business plan. The Company plans to exploit licenses that it acquires in the bio-pharmacy (Bio-Pharm) field, specifically in the cell-extraction sector. Such products are usually currently focused on medical products for pain relief and insomnia. A growing emphasis is being placed on more serious medical issues, such epilepsy, eye disease, as well as various nerve and vital organ disorders. Also, there is a national imperative to replace the widespread use (and misuse) of opioids to treat many common ailments. The plans to test the licensed processes in a scientific laboratory setting, prove-up the efficiencies of the extraction process, determine the market value of the process and then license the process for cash consideration and royalty payments.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2019 and 2018.

Revenues. The Company generated no net revenues during the three months ended October 31, 2019 and 2018. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Consulting Fees. Consulting fees were $2,671 and $52,650 for the three months ended October 31, 2019 and 2018, respectively. Most of the consulting fees incurred during the three months ended October 31, 2018 were associated with License Agreement with Cell Science, Ltd. as described below.

Professional Fees. Professional fees were $28,663 and $30,505 for the three months ended October 31, 2019 and 2018, respectively. On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $973 and $38,847 for the three months ended October 31, 2019 and 2018, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the License Agreement with Cell Science Holding.

Other Income (Expenses). The Company had net other expenses of $2,425 for the three months ended October 31, 2019 compared to net other expense of $334 for the three months ended October 31, 2018. Other expenses incurred were comprised of interest expenses related to short term borrowings and notes payable of the Company.

Net Loss. The Company had a net loss of $34,732 for the three months ended October 31, 2019 compared to $122,336 for the three months ended October 31, 2018. The decrease in net loss was mainly due to the higher expenses incurred during the three months ended October 31, 2018 associated with the License Agreement.

Liquidity And Capital Resources

As of October 31, 2019, our primary source of liquidity consisted of $3,618 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

For the three months ended October 31, 2019, cash increased $1,985 from $1,633 at July 31, 2019 to $3,618 at October 31, 2019.

Net cash used in operating activities was $37,515 during the three months ended October 31, 2019, with a net loss of $34,732, which was offset by a decrease in accounts payable of $5,208 and an increase in accrued liabilities of $2,425.

During the three months ended October 31, 2019, the Company had no net cash flows from investing activities.

During the three months ended October31, 2019, the Company had $39,500 in net cash provided by financing activities which consisted solely of proceeds from notes payable – related parties.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2019 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2019.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and accrued and unpaid simple interest at the rate of 6.0% per annum (“Applicable Rate”) shall be due and payable on or before December 31, 2019 (the “Maturity Date”). The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. As of October 31, 2019, the principal amount and accrued interest due on the note was $187,013 and $2,425, respectively.

ITEM 6.	EXHIBITS

(a)       Documents filed as part of this Report.

1.  Financial Statements.  The unaudited Balance Sheet of Bakhu Holdings Corp., as of October 31, 2019 and the audited balance sheet as of July 31, 2019, the unaudited Statements of Operations for the three month periods ended October 31, 2019 and 2018, the unaudited Statements of Cash Flows for the three month periods ended October 31, 2019 and 2018 and the unaudited Statement of Stockholders’ Equity for the three month periods ended October 31, 2019 and 2018, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.  Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002(2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.
(1)	Previously filed on Form 8-K on August 22, 2018
(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bakhu Holdings Corp.

Dated: December 23, 2019	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: December 23, 2019	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Financial Officer Principal Financial Officer

