Form 10-Q
period 2020-01-31
Bakhu Holdings, Corp.
filed 2020-03-16
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2020

Commission File Number: 000-55862

BAHKU HOLDINGS, CORP.

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
N/A

As of March 12, 2020, the Registrant had 300,000,000 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets

ASSETS

	January 31,	July 31,
	2020	2019
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$1,445	$1,633

Total Current Assets	1,445	1,633

TOTAL ASSETS	$1,445	$1,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$25,265	$5,208
Accrued interest	5,468	—
Short term borrowings - related parties	—	147,513
Notes payable - related parties	230,013	—

Total Current Liabilities	260,746	152,721

TOTAL LIABILITIES	260,746	152,721

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and 4 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
288,938,184 and 288,938,184 shares issued and outstanding,
respectively	288,938	288,938
Additional paid-in capital	14,177,986	14,177,986
Accumulated deficit	(14,726,225)	(14,618,012)

Total Stockholders' Equity (Deficit)	(259,301)	(151,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,445	$1,633

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	3,414	—	6,085	52,650
Professional fees	53,372	—	82,035	30,505
Selling, general and administrative	13,652	—	14,625	38,847

Total Operating Expenses	70,438	—	102,745	122,002

LOSS FROM OPERATIONS	(70,438)	—	(102,745)	(122,002)

OTHER INCOME (EXPENSES)

Interest expense	(3,043)	(334)	(5,468)	(668)

Total Other Income (Expenses)	(3,043)	(334)	(5,468)	(668)

LOSS BEFORE INCOME TAXES	(73,481)	(334)	(108,213)	(122,670)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(73,481)	$(334)	$(108,213)	$(122,670)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	288,938,184	71,938,184	288,938,184	71,938,184

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

Six Months Ended January 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	—	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended
October 31, 2019	—	—	—	—	—	(34,732)	(34,732)

Balance, October 31, 2019	4	—	288,938,184	288,938	14,177,986	(14,652,744)	(185,820)

Net loss for the three months ended
January 31, 2020	—	—	—	—	—	(73,481)	(73,481)

Balance, January 31, 2020	4	$—	288,938,184	$288,938	$14,177,986	$(14,726,225)	$(259,301)

Six Months Ended January 31, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2018	—	—	71,938,184	71,938	3,884,787	(3,966,118)	(9,393)

Stock issued for services	4	—	—	—	—	—	—

Net loss for the three months ended
October 31, 2018	—	—	—	—	—	(122,336)	(122,336)

Balance, October 31, 2018	4	—	71,938,184	71,938	3,884,787	(4,088,454)	(131,729)

Net loss for the three months ended
January 31, 2019	—	—	—	—	—	(334)	(334)

Balance, January 31, 2019	4	$—	71,938,184	$71,938	$3,884,787	$(4,088,788)	$(132,063)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(108,213)	$(122,670)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	20,057	(13,000)
Accrued liabilities	5,468	669

Net Cash Used by Operating Activities	(82,688)	(135,001)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short term borrowings - related parties	—	121,863
Proceeds from notes payable - related parties	82,500	—

Net Cash Provided by Financing Activities	82,500	121,863

DECREASE IN CASH AND CASH EQUIVALENTS	(188)	(13,138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	13,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,445	$—

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Issuance of notes payable - related parties to replace short
term borrowings - related parties	$147,513	$—

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2020

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2020 the Company has accumulated losses of $14,726,225.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary. On November 26, 2019, the name of the subsidiary was changed to CBD Biotech, Inc., (“CBD”). On January 5, 2020, the Company entered into a Sublicense Agreement with CBD wherein the Company granted a sublicense of the Licensed Science as it relates to the production and manufacturing of cannabis and their byproducts which have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. CBD had no active operations as of January 31, 2020.

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

b)   Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $14,726,225 as of January 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2020

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2020

(unaudited)

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

The preferred and common stock has a par value of $0.001 per share.

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

There were no stock transactions during the six months ended January 31, 2020.

NOTE 4 - INCOME TAXES

As of January 31, 2020, the Company had net operating loss carry forwards of approximately $428,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2020

(unaudited)

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

NOTE 6 - NOTES PAYABLE

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513 (See Note 5), and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and accrued and unpaid simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. The principal balance and accrued interest due on the note was $230,013 and $5,468, respectively as of January 31, 2020.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of January 31, 2020 and continues to have a negative book value. Furthermore, the company has not generated any revenue to date.

NOTE 7 – SUBSEQUENT EVENTS

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and the OZ Corporation. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

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

On December 20, 2018 the Company entered into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the License Agreement, the Company was granted and holds an exclusive license to certain patents and intellectual property and associated technical information (the “Licensed Science”) with respect to the production of phytocannabinoids for use in medical treatments, within the Territory. The Territory includes any and all countries in the continent of North American, defined as the United States of America, Canada, Mexico, all countries in the Caribbean Sea and all countries north of the Panama/Columbia boarder (including the entire nation of Panama). In consideration of the grant of the License Agreement, the Company issued 210,000,000 shares of the Company’s common stock to CSH. These shares were issued in February 2019.

On December 31, 2019, the Company, as Licensee and CHS, as Licensor, entered into an Amended and Restated Patent and Technology License Agreement (the “Restated License”) restating the original License Agreement entered into on December 20, 2018, as it relates to (i) the production, manufacturing and sale of cannabis and byproducts thereof where permitted, (ii) Cannabis-related research, teaching and education for both medical and other purposes, and (iii) all medical uses and applications of Cannabis, within the Territory.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2020 and January 31, 2019.

Revenues. The Company generated no net revenues during the three months ended January 31, 2020 and 2019. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Consulting Fees. Consulting fees were $3,414 and $-0- for the three months ended January 31, 2020 and 2019, respectively. Consulting fees were $6,085 and $52,650 for the six months ended January 31, 2020 and 2019, respectively. Most of the consulting fees incurred during the six months ended January 31, 2019 were associated with License Agreement with Cell Science, Ltd. as described below.

Professional Fees. Professional fees were $53,372 and $-0- for the three months ended January 31, 2020 and 2019, respectively. Professional fees were $82,035 and $30,505 for the six months ended January 31, 2020 and 2019, respectively. On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13,652 and $-0- for the three months ended January 31, 2020 and 2019, respectively. Selling, general and administrative expenses were $14.625 and $38,847 for the six months ended January 31, 2020 and 2019, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the License Agreement with Cell Science Holding.

Other Income (Expenses). The Company had net other expenses of $3,043 and $334 for the three months ended January 31, 2020 and 2019, respectively. The Company had net other expenses of $5,468 and $668 for the six months ended January 31, 2020 and 2019, respectively. Other expenses incurred were comprised of interest expenses related to notes payable of the Company.

Net Loss. The Company had a net loss of $73,481 for the three months ended January 31, 2020 compared to $334 for the three months ended January 31, 2019. The Company had a net loss of $108,213 for the six months ended January 31, 2020 compared to $122,670 for the six months ended January 31, 2019. The decrease in net loss was mainly due to the higher expenses incurred during the six months ended January 31, 2019 associated with the License Agreement.

Liquidity And Capital Resources

As of January 31, 2020, our primary source of liquidity consisted of $1,445 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

For the six months ended January 31, 2020, cash decreased $188 from $1,633 at July 31, 2019 to $1,445 at January 31, 2020.

Net cash used in operating activities was $82,688 during the six months ended January 31, 2020, with a net loss of $108,213, which was offset by an increase in accounts payable of $20,057 and an increase in accrued liabilities of $5,468.

During the six months ended January 31, 2020, the Company had no net cash flows from investing activities.

During the six months ended January, 2020, the Company had $82,500 in net cash provided by financing activities which consisted solely of proceeds from notes payable – related parties.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As stated in under the heading Business Overview in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, above, on December 20, 2018 the Company entered into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the License Agreement, the Company was granted and holds an exclusive license to certain patents and intellectual property and associated technical information (the “Licensed Science”) with respect to the production of phytocannabinoids for use in medical treatments, within the Territory. The Territory includes any and all countries in the continent of North American, defined as the United States of America, Canada, Mexico, all countries in the Caribbean Sea and all countries north of the Panama/Columbia boarder (including the entire nation of Panama). In consideration of the grant of the License Agreement, the Company issued 210,000,000 shares of the Company’s common stock to CSH. These shares were issued in February 2019.

On December 31, 2019, the Company, as Licensee and CHS, as Licensor, entered into an Amended and Restated Patent and Technology License Agreement (the “Restated License”) restating the original License Agreement entered into on December 20, 2018, as it relates to (i) the production, manufacturing and sale of cannabis and byproducts thereof where permitted, (ii) Cannabis-related research, teaching and education for both medical and other purposes, and (iii) all medical uses and applications of Cannabis, within the Territory.

Sublicense Agreement

On January 5, 2020, Company entered into a Sublicense Agreement with CBD Biotech, Inc. (”CBD Biotech”), as wholly-owned subsidiary of the Company, under which the Company sublicensed to CBD Biotech, the Licensed Science, as it relates to Cannabidiol (“CBD”) and the production, methods, and products of CBD and its derivatives. The Company retained all other rights with respect to the use of the Licensed Science and processes, exclusive of and as it relates to CBD.

Subsequent Event

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and the OZ Corporation. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

ITEM 6.	EXHIBITS

(a)       Documents filed as part of this Report.

1.  Financial Statements.  The unaudited Balance Sheet of Bakhu Holdings, Corp., as of January 31, 2020 and the audited balance sheet as of July 31, 2019, the unaudited Statements of Operations for the three and six month periods ended January 31, 2020 and 2019, the unaudited Statements of Cash Flows for the three month periods ended January 31, 2020 and 2019 and the unaudited Statement of Stockholders’ Equity for the six month periods ended January 31, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.  Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings, Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings, Corp. (1)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002(2)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (2)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.
(1)	Previously filed on Form 8-K on August 22, 2018
(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bakhu Holdings, Corp.

Dated: March 16, 2020	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: March 16, 2020	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Financial Officer Principal Financial Officer

