Form 10-Q
period 2020-04-30
Bakhu Holdings, Corp.
filed 2020-06-12
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: April 30, 2020

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
N/A

As of June 12, 2020, the Registrant had 300,000,000 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets

ASSETS

	April 30,	July 31,
	2020	2019
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$510	$1,633

Total Current Assets	510	1,633

TOTAL ASSETS	$510	$1,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$10,889	$5,208
Accrued interest	9,563	—
Short term borrowings - related parties	—	147,513
Notes payable - related parties	299,278	—

Total Current Liabilities	319,730	152,721

TOTAL LIABILITIES	319,730	152,721

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and 4 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
300,000,000 and 288,938,184 shares issued and outstanding,
respectively	300,000	288,938
Additional paid-in capital	14,720,015	14,177,986
Accumulated deficit	(15,339,235)	(14,618,012)

Total Stockholders' Equity (Deficit)	(319,220)	(151,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$510	$1,633

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	554,277	10,509,175	560,362	10,592,330
Professional fees	49,770	—	131,805	38,530
Selling, general and administrative	2,788	845	17,413	1,188

Total Operating Expenses	606,835	10,510,020	709,580	10,632,048

LOSS FROM OPERATIONS	(606,835)	(10,510,020)	(709,580)	(10,632,048)

OTHER INCOME (EXPENSES)

Interest expense	(6,175)	—	(11,643)	(668)

Total Other Income (Expenses)	(6,175)	—	(11,643)	(668)

LOSS BEFORE INCOME TAXES	(613,010)	(10,510,020)	(721,223)	(10,632,716)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(613,010)	$(10,510,020)	$(721,223)	$(10,632,716)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.04)	$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	295,329,455	250,713,465	291,037,507	130,220,235

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Nine Months Ended April 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	—	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended
October 31, 2019	—	—	—	—	—	(34,732)	(34,732)

Balance, October 31, 2019	4	—	288,938,184	288,938	14,177,986	(14,652,744)	(185,820)

Net loss for the three months ended
January 31, 2020	—	—	—	—	—	(73,481)	(73,481)

Balance, January 31, 2020	4	—	288,938,184	288,938	14,177,986	(14,726,225)	(259,301)

Stock issued for consulting fees	—	—	11,061,816	11,062	542,029	—	553,091

Net loss for the three months ended
April 30, 2020	—	—	—	—	—	(613,010)	(613,010)

Balance, April 30, 2020	4	$—	300,000,000	$300,000	$14,720,015	$(15,339,235)	$(319,220)

	Nine Months Ended April 30, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2018	—	—	71,938,184	71,938	3,884,787	(3,966,118)	(9,393)

Stock issued for services	4	—	—	—	—	—	—

Net loss for the three months ended
October 31, 2018	—	—	—	—	—	(122,336)	(122,336)

Balance, October 31, 2018	4	—	71,938,184	71,938	3,884,787	(4,088,454)	(131,729)

Net loss for the three months ended
January 31, 2019	—	—	—	—	—	(360)	(360)

Balance, January 31, 2019	4	—	71,938,184	71,938	3,884,787	(4,088,814)	(132,089)

Stock issued for the conversion of debt	—	—	7,000,000	7,000	3,199	—	10,199

Stock issued for consulting fees	—	—	210,000,000	210,000	10,290,000	—	10,500,000

Net loss for the three months ended
April 30, 2019	—	—	—	—	—	(10,510,020)	(10,510,020)

Balance, April 30, 2019	4	$—	288,938,184	$288,938	$14,177,986	$(14,598,834)	$(131,910)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(721,223)	$(10,632,716)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	553,091	10,500,000
Changes in operating assets and liabilities:
Accounts payable	5,681	(10,145)
Accrued liabilities	9,563	668

Net Cash Used by Operating Activities	(152,888)	(142,193)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short term borrowings - related parties	—	133,263
Proceeds from notes payable - related parties	170,081	—
Payments on notes payable - related parties	(18,316)	—

Net Cash Provided by Financing Activities	151,765	133,263

DECREASE IN CASH AND CASH EQUIVALENTS	(1,123)	(8,930)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	13,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$510	$4,208

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$—	$—
Income taxes	$—	$—

Non-cash financing activity:
Issuance of notes payable - related parties to replace short
term borrowings - related parties	$147,513	$—
Common stock issued for the conversion of debt	$—	$10,199

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated under the laws of the State of Nevada, on April 24, 2008 under the name Planet Resources, Corp. In May 2009, the Company also began to look for other types of business to pursue that would benefit the shareholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Shareholders to Bakhu Holdings, Corp. on May 4, 2009 (“Bakhu, or the “Company”).

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2020 the Company has accumulated losses of $15,339,235.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary. On November 26, 2019, the name of the subsidiary was changed to CBD Biotech, Inc., (“CBD”). On January 5, 2020, the Company entered into a Sublicense Agreement with CBD wherein the Company granted a sublicense of the Licensed Science as it relates to the production and manufacturing of cannabis and their byproducts which have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. CBD had no active operations as of April 30, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,339,235 as of April 30, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2020

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fiscal Periods

The Company’s fiscal year end is July 31.

Recently Issued Accounting Pronouncements

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2020

(Unaudited)

On December 20, 2018, the Company entered into a License Agreement with Cell Science Holding, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. On February 14, 2019, the stock was issued and recorded as consulting fees valued at $10,500,000.

On April 7, 2019, the Company issued 7,000,000 shares of common stock for the conversion of convertible notes payable and accrued interest in the amount of $10,199.

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and the OZ Corporation. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision. The estimated fair value of the stock was $553,091 and has been expensed and included in “Consulting fees” in the three and six months ended April 30, 2020.

NOTE 4 - INCOME TAXES

As of April 30, 2020, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 - RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of July 31, 2019, and July 31, 2018 the Company’s Receiver had extended $-0- and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status. During the three months ended April 30, 2019, the principal amount of $8,829 and accrued interest of $1,370 was replaced by convertible promissory notes and immediately converted into 7,000,000 shares of common stock.

NOTE 6 - NOTES PAYABLE

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019. The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. The extension fee amounted to $2,081 which has been added to the outstanding principal balance and recorded as interest expense during the nine months ended April 30. 2020. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. During the nine months ended April 30, 2020, the company received proceeds of $170,081 and made payments of $18,316 against the principal balance of the note. The principal balance and accrued interest due on the note were $299,278 and $9,563, respectively as of April 30, 2020.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of April 30, 2020 and continues to have a negative book value. Furthermore, the company has not generated any revenue to date.

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

Business Overview

We were organized in the State of Nevada on April 24, 2008 under the name Planet Resources, Corp. The Company’s initial business model was the re-processing of mine tailings from previous mining operations. To date we have not generated any revenues because we were not successful in implementing our business plan. Various alternatives were considered to ensure the viability and solvency of the Company; however, the Company went dormant from April 30, 2011 to June, 2018, and in Case Number A-14-720990-C, Nevada's 8th Judicial District appointed Robert Stevens as Receiver for the Company on August 20, 2015. Subsequent to Mr. Stevens being released as the court-appointed receiver in July 2018, the Company embarked on a new business plan. The Company plans to exploit licenses that it acquires in the bio-pharmacy (Bio-Pharm) field, specifically in the cell-extraction sector. Such products are usually currently focused on medical products for pain relief and insomnia. A growing emphasis is being placed on more serious medical issues, such epilepsy, eye disease, as well as various nerve and vital organ disorders. Also, there is a national imperative to replace the widespread use (and misuse) of opioids to treat many common ailments. The plans to test the licensed processes in a scientific laboratory setting, prove-up the efficiencies of the extraction process, determine the market value of the process and then license the process for cash consideration and royalty payments.

On December 20, 2018, the Company entered into a License Agreement (the “License Agreement”) with Cell Science Holding, Ltd. (“CSH”). Pursuant to the License Agreement, the Company was granted and holds an exclusive license to certain patents and intellectual property and associated technical information (the “Licensed Science”) with respect to the production of phytocannabinoids for use in medical treatments, within the Territory. The Territory includes any and all countries in the continent of North American, defined as the United States of America, Canada, Mexico, all countries in the Caribbean Sea and all countries north of the Panama/Columbia boarder (including the entire nation of Panama). In consideration of the grant of the License Agreement, the Company issued 210,000,000 shares of the Company’s common stock to CSH. These shares were issued in February 2019.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2020 and 2019.

Revenues. The Company generated no net revenues during the three and nine months ended April 30, 2020 and 2019. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Consulting Fees. Consulting fees were $554,277 and $10,509,175 for the three months ended April 30, 2020 and 2019, respectively. Consulting fees were $560,362 and $10,592,330 for the nine months ended April 30, 2020 and 2019, respectively. During the three months ended April 30, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company. The estimated fair value of the stock was $553,091 and has been expensed and included in consulting fees in the three and nine months ended April 30, 2020. On December 20, 2018, the Company entered into a License Agreement with Cell Science, Ltd. (CSH”). Pursuant to the License Agreement, the Company is being granted an exclusive license by CSH with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. On February 14, 2019, the stock was issued and recorded as consulting fees valued at $10,500,000.

Professional Fees. Professional fees were $49,770 and $-0- for the three months ended April 30, 2020 and 2019, respectively. Professional fees were $131,805 and $38,530 for the nine months ended April 30, 2020 and 2019, respectively. The Company expects professional fees to increase in the future due to the fees associated with the Company filings with the Securities and Exchange Commission.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,788 and $845 for the three months ended April 30, 2020 and 2019, respectively. Selling, general and administrative expenses were $17,413 and $1,188 for the nine months ended April 30, 2020 and 2019, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the License Agreement with Cell Science Holding.

Other Income (Expenses). The Company had net other expenses of $6,175 and $-0- for the three months ended April 30, 2020 and 2019, respectively. The Company had net other expenses of $11,643 and $668 for the nine months ended April 30, 2020 and 2019, respectively. Other expenses incurred were comprised of interest expenses related to notes payable of the Company.

Net Loss. The Company had a net loss of $613,010 for the three months ended April 30, 2020 compared to $10,510,020 for the three months ended April 30, 2019. The Company had a net loss of $721,223 for the nine months ended April 30, 2020 compared to $10,632,716 for the nine months ended April 30, 2019. The decrease in net loss was mainly due to the higher expenses incurred during the nine months ended April 30, 2019 associated with the License Agreement.

Liquidity and Capital Resources

As of April 30, 2020, our primary source of liquidity consisted of $510 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

For the nine months ended April 30, 2020, cash decreased $1,123 from $1,633 at July 31, 2019 to $510 at April 30, 2020.

Net cash used in operating activities was $152,888 during the nine months ended April 30, 2020, with a net loss of $721,223, which was offset by stock-based compensation of $553,091, an increase in accounts payable of $5,681 and an increase in accrued liabilities of $9,563.

During the nine months ended April 30, 2020, the Company had no net cash flows from investing activities.

During the nine months ended April 30, 2020, the Company had $151,765 in net cash provided by financing activities which consisted of proceeds from notes payable – related parties in the amount of $170,081, and payments on notes payable – related parties in the amount of $18,316.

Critical Accounting Pronouncements

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2020.

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

Notwithstanding that we are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item 1A, in light of the current COVID-19 pandemic, the Company is including the following Risk Factor in its Quarterly Report.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations, and our ability to complete financial reports to enable us to comply with our reporting obligation under the Exchange Act.

The occurrence of a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19), and efforts to contain the spread of the such a pandemic, epidemic, or outbreak, which includes social distancing, travel bans and quarantine, could limited access to our facilities, management, support staff and professional advisors. These, in turn, could impact our operations, financial condition, development work and demand for our products and services, and our overall ability to react timely to mitigate the impact of such an event. These factors could substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

On April 17, 2020, CBD Biotech, Inc. (“CBD Biotech”), a wholly-owned subsidiary of Bakhu Holdings Corp. (“Bakhu” or the “Company”) entered into a Strategic Alliance Agreement with Integrity Cannabis Solutions, Inc., a Florida corporation (“ICS”). Under the Strategic Alliance Agreement CBD Biotech and ICS agreed to collaborate (i) to facilitate the building and operating of a commercial-scale production facility in the State of Florida, and (ii) to enter into as Sublicense Agreement between CBD Biotech and ICS (the “CBD Biotech ICS Sublicense Agreement”) as further described below.

On April 22, 2020, pursuant to the terms of the Strategic Alliances Agreement, CBD Biotech and ICS entered into the CBD Biotech-ICS Sublicense Agreement, which entitles ICS to use the Bakhu Licensed Science (as defined in therein) to produce, manufacture, market and sell CBD, CBD byproducts and CBD derivatives, having low measurable tetrahydrocannabinol concentration potency less than 3.0% on a dry weight basis.

The Strategic Alliance Agreement and CBD Biotech-ICS Sublicense Agreement shall become effective upon completion of the Bakhu Efficacy Test (as defined in the Strategic Alliance Agreement) and the delivery of the Lab Operating Manual and the delivery of Lab Equipment Requirements as provided in the Strategic Alliance Agreement.

Under the terms of the Strategic Alliance Agreement, as compensation of the services of ICS in facilitating the construction of the production facility, Bakhu shall issue to ICS, 1,500,000 shares of common stock of Bakhu (the “Share Compensation”) upon the completion and commencement of operations of the production facility with the initial successful monthly production of CBD end product concentrate in the same production ratios as the Bakhu Efficacy Test results, or in the event of the sale of all rights covered by the patents or licenses relating to the Bakhu Licensed Science, or the termination of the CBD Biotech Sublicense Agreement with ICS.

Under the terms of the CBD Biotech-ICS Sublicense Agreement, in consideration of the grant of the CBD Biotech-ICS Sublicense Agreement, ICS shall pay to CBD Biotech a license fee (the “License Fee”) License Fee of $250,000 in two installments, (a) the first installment of the License Fee, in the amount of USD$125,000 USD, shall be paid within twelve (12) months of the sale date for the first monthly product of CBD, and (b) the second installment of the License Fee, in the amount of USD$125,000 shall be paid on the six-month anniversary date of the payment of installment one above.

Additionally, under the CBD Biotech-ICS Sublicense Agreement ICS shall pay to CBD Biotech a continuing gross royalty (the “Royalty”) equal to 8% of the wholesale product price sales revenue from the production of CBD raw product concentrate, produced in the production facility using the Bakhu Licensed Science. The royalty payments shall be paid quarterly in arrears, beginning post the first quarter of commercial production,

Further, in consideration of housing and operating a training facility for sublicensees of the Bakhu Licensed Science, CBD Biotech shall pay to ICS a training fee of $10,000 per sublicensee being trained.

As provided in the Strategic Alliance Agreement and Sublicense Agreement, CBD Biotech and ICS agreed that in the event of the sale to a non-affiliated third party, of the Bakhu Licensed Science and any license rights associated therewith, then CBD Biotech shall have the option, on 45-days prior written notice to ICS, to terminate the CBD Biotech-ICS Sublicense Agreement, subject to payment of a termination fee (the “Termination Fee”) by CBD Biotech to ICS equal to the actual license fees paid by ICS to CBD Biotech under the CBD Biotech-ICS Sublicense Agreement, and the release and delivery by CBD Biotech to ICS of the Share compensation. Additionally, CBD Biotech and ICS agree that in addition to the payment of the Termination Fee CBD Biotech shall have the obligation to reimburse ICS and purchase from ICS all lab operational equipment acquired, installed and necessary to operate the production facility by making a single payment to ICS (the “Equipment Purchase Payment”), equal to one hundred percent (100%) of ICS’ actual cost incurred. The payment of the Termination Fee and Equipment Purchase Payment shall be a condition precedent to CBD Biotech’s rights to terminate the CBD Biotech-ICS Sublicense Agreement.

The foregoing summary descriptions of the terms of the Strategic Alliance Agreement and the CBD Biotech-ICS Sublicense Agreement are summaries only and do not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text thereof of such agreements. Copies of the Strategic Alliance Agreement and CBD Biotech-ICS Sublicense Agreement are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)       Documents filed as part of this Report.

1.  Financial Statements.  The unaudited Balance Sheet of Bakhu Holdings Corp., as of April 30, 2020 and the audited balance sheet as of July 31, 2019, the unaudited Statements of Operations for the three and nine month periods ended April 30, 2020 and 2019, the unaudited Statements of Cash Flows for the nine month periods ended April 30, 2020 and 2019 and the unaudited Statement of Stockholders’ Equity for the nine month periods ended April 30, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.  Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
10.1	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020 (2)
10.2	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020 (2)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed on Form 8-K on August 22, 2018
(2)	Previously filed on Form 8-K on April 24, 2020

(3) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bakhu Holdings Corp.

Dated: June 12, 2020	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: June 12, 2020	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Financial Officer Principal Financial Officer

