Form 10-K
period 2020-07-31
Bakhu Holdings, Corp.
filed 2020-11-13
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

Commission File Number: 000-55862

___________________________________

Bakhu Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	26-0510649
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One World Trade Center, Suite 130, Long Beach	90831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 682-2528

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2019, was $389,623,359.

As of November 9, 2020, there were 300,114,000 shares of the registrant’s Common Stock outstanding.

Documents Incorporated By Reference: None.

BAKHU HOLDINGS, INC.

Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements. These forward-looking statements may relate to, among other things, trends affecting our financial condition or results of operations, our business and growth strategies, and our financing plans. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Forward-looking statements involve various risks and uncertainties. The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business,” and other sections in this report, and include:

•The COVID-19 global pandemic has had an adverse effect on our operations.

•Our entire business relies on the ongoing validity of our license to cell-extraction and replication technology.

•We cannot assure the success of the efficacy demonstration of the intellectual property we have licensed.

•Successful completion of the efficacy demonstration will require us to pay a $3.5 million one-time payment to the licensor of the intellectual property on which our business is based, which we will need to raise from external sources through the sale of debt or equity securities.

•Our ability to attract and enter into licensing agreements with producers, distributors, and sellers is uncertain.

•We cannot assure that we will be able to transfer the required technical know-how respecting our licensed technology to enable sublicensees to commercially produce cannabinoids.

•Our long-term success will depend on the ultimate profitability of our sublicensees, which we cannot predict.

•Anticipated relaxation of regulatory restraints may not materialize.

•The markets for our products may not grow at the rate we projected based on industry market data or at all.

•Our ability to successfully implement a sublicensing strategy does not assure our profitability.

•We have a limited operating history and have not generated revenue since our inception.

•Our activities are highly regulated by extensive and complex federal and state regulatory schemes and maintaining compliance may be difficult and challenging.

•We cannot assure that a robust and viable public trading market will develop, notwithstanding the historical intermittent trading in our common stock.

You should read this report and the documents we refer to thoroughly with the understanding that our actual future results may be materially different from and worse than our expectations.

This report contains statistical, market, and industry data we obtained from various publicly available government publications and industry-specific third-party reports, all of which are typically based on a number of assumptions. If any one or more of the assumptions underlying this data is later found to be incorrect, actual results may differ from our projections based on these assumptions. In addition, the rapidly changing nature of our customers’ industries, preferences, and choices results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our target markets. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, statements in this report concerning economic conditions and our industry are based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third-party sources as well as data from our internal research and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance, results, or events and involve risks and uncertainties, such as those discussed in this report.

The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report.

Forward-looking statements speak only as of the date of the document in which they are contained, and we do not undertake any duty to update our forward-looking statements, except as may be required by law, and we caution you not to rely on them unduly.

____________________

Unless otherwise noted, references in this report to “we,” “our,” or “us” means Bakhu Holdings, Corp. and our wholly owned subsidiary, CBD Biotech, Inc.

PART I.

ITEM 1. BUSINESS

Overview

We hold a license to plant cell replication technology and related proprietary equipment, processes, and formulations to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses. Upon successful completion of a full-scale demonstration of the commercial viability of the technology, which we refer to as the “Efficacy Demonstration,” we intend to exploit this intellectual property through sublicenses with third parties that will incorporate the cell replication technology into production plants they fund and build to produce medical, food additive, and recreational cannabis-related products.

The licensed intellectual property is based on established bioscience principles and practices and has been bench-tested in the laboratory. However, it has not been scaled-up to produce cannabinoids in commercial quantities. Accordingly, our right to exploit the intellectual property through sublicenses is dependent on successful completion of the Efficacy Demonstration meeting requisite technical specifications, including equipment, processes, and formulations, for production in batches of a sufficient size in bioreactors in which specific cells are grown in a biologically active controlled and monitored environment within the proprietary production pods that could be replicated routinely to produce commercial quantities.

Our license was granted to us by Cell Science Holding Ltd., a corporation organized under the laws of the Republic of Cyprus (“Cell Science”), We issued 210,000,000 shares of common stock, which constituted about 69.97% of our issued stock as of July 31, 2020, to Cell Science in consideration of the original license agreement on December 20, 2018, which has subsequently been revised as discussed below. The number of shares issued is subject to reduction if the results of the Efficacy Demonstration show less than targeted results. In September 2020, we released 20,000,000 shares from possible reduction. Under our license as currently revised, we are obligated to pay to Cell Science a one-time fee of $3.5 million, less certain adjustments and credits, on a successful Efficacy Demonstration of the technology for an exclusive, fully paid license until the expiration of any patent rights included in the licensed technology for all of North America, including the Caribbean. See “Our Amended Restated License” below for a more complete discussion of the terms of our license from Cell Science.

The licensed technology describes a process to mirror, or replicate, precisely and predictably, the cannabinoid flavor, aroma, and CBD and THC potency qualities of the source plant’s cells without growing the plant. We do not now, and do not intend to, produce, transport, or sell cannabis or cannabinoids.

During 2019, all efforts to advance the Efficacy Demonstration were adversely affected due to the novel COVID-19 pandemic, which has caused and continues to cause delays, increased costs, and interrupted travel and, in general, to negatively impact testing efforts.

Our Amended Restated License

On December 20, 2018, we entered into Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”) to license, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—exclusively in North and Central America, including the Caribbean for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less amounts paid in the interim to Dr. Peter Whitten, the inventor, upon completion of the Efficacy Demonstration achieving target results. As a result of the issuance of these shares, Cell Science became our largest stockholder. See Item 12. Security Ownership of Beneficial Owners and Management Related Stockholder Matters and Item 13. Certain Relationships and Related Transactions.

Under the Amended Restated License, we have an exclusive right to sublicense, on such terms as may be acceptable to us, the technology and the methods and processes, whose practice or use is covered by any of the valid claims set forth in a valid, unexpired patent for: (a) producing and manufacturing cannabinoids from a particular subspecies of cannabis plants and their byproducts for sale for food additives, edibles, and hemp variations; (b) cannabis-related research, teaching, and education for medical and recreational uses; and (c) all medical uses and applications. See “Patents” below for a description of the patents underlying the licensed technology. Cell Science retained the rights to publish scientific findings from our research, use the licensed science of medical care and research, and use the technology outside North America. We are obligated, either directly or through sublicensees, to use reasonably diligent efforts to produce, distribute, and sell cannabinoids using the licensed technology.

Our right to enter into sublicenses becomes effective under the Amended Restated License on the successful completion of an Efficacy Demonstration, under specified protocols and procedures, to assure the commercial viability of the technology in accordance with specified standards. The 190,000,000 of the 210,000,000 shares of common stock initially issued and the $3.5 million one-time payment will be reduced in proportion to the extent by which the Efficacy Demonstration falls short of the specified standards that the identified quantity of cannabis cells produced, harvested, and dried during the full production cycle contain at least 90% of the levels of THC and CBD as the donor cell and that the result is achieved at a projected utility and supplies cost of $0.10 per gram.

Any improvements to the licensed technology during the term of the Amended Restated License will be owned by Cell Science and will be included in our license. Cell Science may request that we negotiate a separate agreement to license any improvements that we develop to Cell Science.

We are responsible for developing and advancing costs for a patent prosecution, maintenance, defense, and protection strategy to maximize protection for the technology, including improvements, in North America. Cell Science is required to reimburse us for related costs incurred.

The technology license continues in effect for patented technology until the expiration of all issued patents and for technology not covered by patents in perpetuity, all unless terminated by either party for cause.

The above description is a summary only and is qualified in its entirety by the specific terms and conditions of the Amended Restated License, which is included and incorporated by reference as an exhibit to this report.

The Efficacy Demonstration Requirement

The Efficacy Demonstration is designed to confirm Cell Science’s claims that the licensed intellectual property can be used to produce a specified quantity of product with a specified quality at a specified cost. More specifically, the demonstration will seek to confirm that the proprietary science underlying the licensed intellectual property can be used routinely by qualified personnel in accordance with the prescribed specification for specialized equipment, suitable facilities, formulations, and processes to consistently, predictably, repeatedly, and economically produce commercial quantities of measurable THC (tetrahydrocannabinol) and CBD (cannabidiol) percentage levels over a combined cycle of 18 to 24 weeks. The process begins by dissecting from a cannabis plant donor cells with laboratory tested and third party verified THC and CBD levels. Those donor cells are then reproduced, first in flask volume and subsequently in a larger volume, to serve as a seed culture that can be loaded for the production cycle into a group of five 1,000-liter bioreactors that are:

(a)loaded from the same seed culture batch over a period not to exceed seven days;

(b)operated under the same temperatures, lighting, ventilation, vacuum, equipment calibration, drying times, temperature, and all other material specifications;

(c)harvested via membrane filtration to produce a liquid product concentrate;

(d)producing, after filtering and drying, at least 18 kilograms (approximately 39 pounds) of concentrate cells and media culture food and nutrients per bioreactor and 90 kilograms (approximately 198 pounds) for the five-bioreactor group;

(e)with further processing, producing the volume of cannabinoids in kilograms per bioreactor harvest that mirror the same percentage of THC and CBD as the donor cell; and

(f)at a predictable cost of consumables, disposables, and utilities (excluding capital expenditures, labor, administrative, and operational expenses not directly related to the Cell Science process) of $0.10 per gram.

Tests are being conducted for successive groups of five bioreactors in the aggregate and separately for each bioreactor in the group. The testing process and commercial production, if testing is successful, require laboratory cleanroom conditions comparable to requirements applicable to medical device manufacturers and similar industries. Testing is conducted under the supervision of Dr. Peter Whitton, the inventor, and his associated technical team.

Possible Adjustment to License Consideration

Our obligation under the Amended Restated License to pay a one-time cash payment of $3.5 million, subject to certain credits, and release 190,000,000 shares of our common stock previously issued to Cell Science is subject to adjustment if the results of the Efficacy Demonstration fail to meet the agreed following standards:

(a)a quantity standard of harvested and dried cell concentrate equaling or exceeding both 90 kilograms (approximately 198 pounds) for two successive groups of five bioreactors each and 18 kilogram (approximately 39 pounds) of cells and media culture for each bioreactor in the group;

(b)a quality standard of cells produced, harvested, and dried during the full cycle of the process from each bioreactor harvest contain the targeted volume of cannabinoids expressed in kilogram that mirror the same levels of THC and CBD as the donor cells utilizing the formula: 18 times original THC/CBD percentage of donor plant equals the end product expressed in kilogram, with this result from each bioreactor and all five bioreactors of two successive groups of five reactors each affirmed by a third-party testing laboratory; and

(c)a cost standard of projected utilities and supplies plus actual material costs per bioreactor and for two successive groups of five bioreactors, excluding administrative and labor expenses, capital expenditures, or prorated leasehold expenses, of $0.10 per gram of THC/CBD.

Any shortfall in the achieving the quantity or quality standard or an overage above the cost standard will trigger a pro-rata reduction in the cash and common stock license consideration from us, recognizing that the failure to meet any standard may substantially reduce the commercial viability of the licensed intellectual property or render it commercially valueless.

The amount of the cash and common stock license consideration will be adjusted as follows: (i) the actual quantity produced in the test will be divided by 90 kilograms and the result weighted 10%; (ii) the actual concentration of the cannabinoids produced will be measured in kilogram, and this amount will be determined by the formula: 18 times original THC/CBD percentage of donor plant equals the end product of cannabinoids expressed in kilogram, for each bioreactor, and this efficacy target for concentration will be weighted 75%; and (iii) $0.10 per gram will be subtracted from the calculated cost per gram of the particular test and the difference divided by $0.10, weighted 15%. Test results will be verified by a third-party laboratory. The percentage resulting from arithmetic average of the above weighted results will yield the results for that test, and the resulting percentage of the cash and common stock license consideration will be adjusted as follows:

Percentage achievement of at least:	100%	90%	80%	70%	60%	50%
Percent of cash and Common Stock:	100%	100%	90%	80%	70%	60%

In applying the above, each bioreactor separately and all five bioreactors in a particular group as a whole must meet or exceed at least 50% of the applicable standard.

If each bioreactor separately and all five bioreactors in a particular group meet or exceed at least 50% of the applicable tests, Cell Science may request the adjusted cash payment and share release and elect to extend the testing period for up to two successive 20-week periods to order to attempt to improve results.

All tests will be subject to verification by a qualified third-party testing laboratory selected by us, and we will supervise and bear the costs of verification.

Status of Efficacy Testing

The licensed intellectual property has been bench-tested in the laboratory but has not been scaled-up to produce cannabinoids in commercial quantities. Accordingly, our rights to exploit the intellectual property through sublicenses is dependent on successful completion of an Efficacy Demonstration meeting requisite technical specifications, including equipment, processes, and formulations, for production in batches of a sufficient size in bioreactors within the proprietary production pods that could be replicated routinely to produce commercial quantities.

OZ Corporation, an indirect principal stockholder of Cell Science, initiated the laboratory efficacy testing in early 2019 in a leased third-party laboratory that is licensed to handle cannabis in a facility in Van Nuys, California.

Dr. Peter Whitton, the technology’s principal inventor and our director, is supervising the testing and demonstration.

Initially, completion of the full-scale laboratory and launch of the testing process were hindered by logistical delays in sequential state inspection and permitting steps resulting from the COVID-19 pandemic. As a result, the laboratory did not become fully operational until October 2020.

Our filtration and drying systems have been tested and upgraded in capacity and are fully functional. Additionally, we have 10 fully functional proprietary bioreactors and growth pods that we are using for ongoing commercialization testing. While we will need ongoing retesting and fine-tuning of the variables involved, we are now able to trust the process and the accuracy of the results and make adjustments on the basis of those results without the need to account for non-sterile environmental conditions impacting the process, which we encountered initially. Specifically, the accomplishments made to our commercialization laboratory since our last update are as follows:

•Completed the laboratory and required parking lot improvements and passed all final inspections, a total of about 38 clearances.

•Completed and furnished the clean laboratory.

•Completed and finished the sterile laboratory.

•Completed the laboratory security system, alarm, and fire alarm systems.

•Upgraded the security barriers.

•Installed the back-up generator.

•Successfully negotiated the installation of a gas line feed, completing a five-month effort.

•Installed the medical air resource for the entire facility, switching from portable medical air supply to system-wide medical air with variable air feed pressure for each bioreactor.

•Redesigned the proprietary lid for the bioreactor.

•Completed 10 bioreactors, including temperature controls and related instrumentation.

•Upgraded the filtration capacity of the membrane filtration equipment.

•Fine-tuned the concentrate drying process in the vacuum-assisted drying ovens.

•Completed three full-scale runs of the bioreactors.

•Sourced the chemicals for the media culture batches for the next 40 bioreactor tests, which were unable to be obtained at the onset of COVID-19 because they had not been classified as essential.

•Updated the Efficacy Demonstration to include an extra process step to reduce bioreactor output to pure cannabinoid concentrate.

•Successfully created and grew seed cultures in quantity to “seed” the first phase of the efficacy tests.

•Began preparation of the U.S. and Canadian licensing compliance documents.

Once the testing and production results are complete, we will seek verification of the results by a third-party accredited laboratory.

In the course of the laboratory work on the efficacy testing, features of new proprietary equipment, processes, and medium formulations may have been created that may be suitable for patent protection are included in the licensed intellectual property. Appropriate international patent applications are now being prepared in the name of Cell Science. In addition to patent protection, where applicable, these patentable features and know-how will be covered under our Amended Restated License.

Proposed Sublicensing Program

As noted, upon a successful Efficacy Demonstration, we intend to sublicense third parties to use the licensed technology and related proprietary equipment, processes, and medium formulations to produce, manufacture, and sell cannabinoids. We do not now, and do not intend to, produce, distribute, or market cannabis or cannabis products.

We intend to sublicense the licensed technology only to third parties that are legally engaged in the business of producing and manufacturing cannabis-derived products and byproducts for sale and use where permitted, including a cannabis concentrate powder product for the medical, food additive, and recreational cannabis consumption markets. The tested licensed technology is designed to produce both THC and CBD concentrates that mirror the “seed cell” with potency, after the final processing step of 90% pure cannabinoids.

We will seek sublicensees that have the requisite cannabinoid handling licenses and financial ability to scale-up commercially sized bioreactor labs capable of producing 60,000 pounds per annum of a predictable harvested cell product concentrate with reliable qualities and quantities.

We will be responsible for ongoing research and development costs and creating a licensing sales and support operation. Sublicensees will be required to fund production facilities construction, staffing, and operation. Thereafter, sublicensees will also be responsible for regulatory licensing, sales, and product distribution.

Sublicenses and Royalty Agreements

General

Upon successful completion of the Efficacy Demonstration, we will have the right to commercialize the technology for the commercial production of cannabinoids through sublicenses or joint ventures that will enable cannabis producers, distributors, and retailers to market a variety of cannabis-related products to medical and recreational markets. These sublicensing activities will be conducted either directly or through our subsidiary, CBD Biotech, Inc.

Except for the initial sublicense discussed below, we are now screening a number of inquiries for possible sublicense arrangements for multiple locations in the United States and Canada, but are deferring negotiating definitive terms until the efficacy testing more nearly approaches completion on the expectation that we may be able to obtain terms more advantageous to us.

Sublicense with ICS

On April 17, 2020, through our subsidiary, we entered into a Strategic Alliance Agreement with Integrity Cannabis Solutions, Inc., a Florida corporation, or ICS, to collaborate: (i) to facilitate the building and operation of a commercial-scale production facility in Florida; and (ii) to enter into a sublicense.

We entered into the Sublicense Agreement on April 22, 2020, under which we granted to ICS the right to use the sublicensed technology to produce, manufacture, market, and sell CBD and related byproducts and derivatives having less than 3.0% measurable THC on a dry weight basis. The sublicense will become effective when the Efficacy Demonstration is complete with confirmed results demonstrating that: (a) the cannabinoid concentrates produced, harvested, and dried during a full cycle of the licensed technology process contain at least 90% of the measurable percentage levels of THC and CBD as the donor cells; and (b) this result is achieved at a project utility, production, and supplies cost of $0.10 per gram, or roughly $100 per kilogram.

ICS advises that it is proceeding to establish a clean production laboratory designed to produce 5,000 pounds of cannabinoid concentrate monthly in an 18,000-square-foot facility central Florida.

Under the sublicense, ICS is obligated to pay to us a continuing royalty equal to 8% of the wholesale product price sales revenue from the production of CBD raw product concentrate in the production facility using the sublicensed technology. The royalty payments are payable quarterly in arrears, beginning after the first quarter of commercial production. The production laboratory has not been completed, so we have not received royalties to date.

Sublicensee Support Services

We intend to provide our sublicensees with business and technical support to help them permit and build a commercial production laboratory to use our cell-extraction and replication technologies and related proprietary equipment, processes, and medium formulations. Our technical support will include component planning, such as:

•build out requirements—plans, permits, regulatory compliance, utilities;

•staffing plans, including in-house sales, science officer, compliance, pre-build advisory assistance, build-out advisory, equipment set-up, initial testing and laboratory certification advisory, first production cycle support;

•introduction to external resources—consultants, engineers, compliance, shipping/packing, distribution;

•installation of bioreactors and all support equipment;

•seed culture harvest from donor plants;

•seed culture growth cycle training;

•cell growth cultivation cycle training;

•filtering cycle training;

•drying equipment operation;

•concentrate distillation training;

•initial product harvest and packaging training;

•internal and third-party laboratory testing contract review of services;

•sublicensees product to market options; and

•introduce “take away” contract candidates; and/or

•consulting to utilize the product in proprietary products under regulatory compliance.

Sources and Availability of Raw Materials

The completion of the Efficacy Demonstration is dependent on the availability of standard biological laboratory equipment and supplies. In some cases, existing available equipment has been significantly modified and customized to perform required tasks and procedures. Similarly, medium formulations have been developed from raw materials commercially available from multiple suppliers. The efficacy testing has not been materially impacted by the shortages or unavailability of equipment or supplies with the exception of the first four months of the pandemic.  The lab currently has supplies in sufficient quality for over 40 individual bioreactor cycles.

Our sublicense of the cell-extraction and replication technology will not require the Company to obtain raw materials. We anticipate that sublicensees will be able to readily acquire or build the equipment and obtain the supplies necessary to construct and operate a commercial cannabinoid production facility to employ our sublicensed cell-extraction and replication technology without unusual costs or delays.

Patents

We license the following patent applications under our Amended Restated License. We do not currently own any other intellectual property.

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

The protection of proprietary rights relating to our licensed cell-extraction and replication technology is critical for the business. We intend to file additional patent applications to protect certain technology and improvements considered important to the development of the licensed technology and our business. We also intend to rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities, and a comprehensive and robust confidentiality and nondisclosure discipline.

Although we intend to seek patent protection for additionally developed proprietary technology, the patent positions of our products are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any current or possible future patent applications will result in the issuance of any patents or whether such patent applications will be circumvented or invalidated. We cannot assure that all U.S. patents that may pose a risk of infringement can or will be identified. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in product market introductions while attempting to design around the intellectual property rights, or we could find that the development, manufacture, or sale of products requiring the licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against us on important intellectual property rights or prosecuting suits that we bring against other parties to protect our intellectual property rights. Competitors or potential competitors may have filed applications for, or received, patents and obtained additional patents and proprietary rights relating to, compounds or processes competitive with those covered under the Amended Restated License.

We rely on the patented and unpatented trade secrets, and we cannot assure that we can meaningfully protect our rights to them or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and technology. We routinely require each of our personnel, consultants, and advisors to execute confidentiality agreements. We cannot assure, however, that these agreements will provide meaningful protection in the event of unauthorized use or disclosure of such information.

We do not believe that any of patents or other proprietary rights that we license infringe upon the rights of third parties. However, we cannot assure that others may not assert infringement claims against us in the future, and we recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, we may be required to incur legal and other costs to protect our proprietary rights against infringement by third parties.

Research and Development

We had no research and development expenditures during the fiscal the years ended July 31, 2020 and 2019, respectively.

Market

According to trade journals, business news following the cannabis industry worldwide, and public company information available for Canadian companies and U.S. companies domiciling in Canada, the average cost, reported by the industry, including both private and public companies, to grow cannabis flower and trim in an inside-grow facility in California is approximately $800 to $950 a pound, without capital expenses or taxes, and approximately $420 a pound in a typical California greenhouse grow. The end-product flower, before taxation, depending on the state and the strain, is selling for $1,200 a pound to over $4,000 a pound.

We believe that the combination of the licensed technology and process holds promise to deliver a high-quality cell culture concentrate at costs below $250 per pound in a commercially scaled laboratory, which is approximately one-third the capital expense cost of a comparable greenhouse grow facility.

Competition

We believe that competition in the commercial cannabinoid industry is based primarily on price per unit and predictable and replicable quality in terms of taste, aroma, and CBD or THC concentration.

Cost is a function of both amortization of required capital costs and operating expenses. Based on the efficacy testing to date, we believe that capital costs for our cell-extraction and replication production facilities will compare favorably to capital costs required for an open-grow greenhouse or inside grow or hydroponic production facility of similar capacity. Similarly, we project lower per unit of production operating costs for cell-replicated production than open-grow greenhouse or hydroponic production facilities. Our estimates are financial approximations of the economic effects derived during the efficacy testing and we cannot assure their accuracy.

Another principal competitive factor is the replicable and predictable ability of our cell-extraction and replication technology to produce cannabinoids with flavor, aroma, and CBD or THC concentration that accurately mirrors the source cells.

These criteria are part of the technical requirements that must be satisfied for a successful Efficacy Demonstration. A part of this quality consistence and assurance is that laboratory-produced cannabinoids are free of pests, blights, and varied “flower potency” harvests common to the current live grow industry.

We believe the value to potential sublicenses will be dependent on their ability to scale the application of the technology and trade secret processes in production laboratories at the same or lower capital and operating costs than approaches common to the industry for outside, greenhouse, inside or hydroponic grown live plants.

We consider anyone producing THC and CBD to be a competitor. MedMen and Curaleaf, for example, have first-mover advantage. MedMen, headquartered in Culver City, California, is engaged in the Clone-to-Product cannabis business with operations for cultivation and retail paired up in California and eight other U.S. states. Curaleaf, a Connecticut company, backed by Blackstone Partners and other investors, is the third largest cultivator and dispensary owner in the U.S. market. It recently acquired Grass Roots for $875 million and Cura Partners for over $1 billion. These companies have been in the market for many years and have significant resources and market share. There are numerous small, new entrants into the cannabis growing industry that, together with the industry leaders, present a large, diversified, well-funded, and capably managed array of competitors. Many of the firms with which we will compete have large financial and management resources and established positive industry reputations, distribution channels, customer relationships, operating histories, and reputations. We cannot assure that we will be able to compete effectively.

Government Approvals and Regulation in the U.S. Cannabis Industry

Legislation and Interpretation

Thirty-three states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use. However, cannabis is a Schedule I drug under the Controlled Substances Act of 1970, or CSA, and is therefore illegal under federal law. The U.S. Supreme Court has ruled that the federal government has the right to regulate and criminalize the sale, possession, and use of cannabis, even for medical purposes. Thus, even where cannabis has been legalized under state law, its use, possession, or cultivation remains a violation of federal law.

The U.S. Department of Justice, or DOJ, stated that Schedule I controlled substances are “the most dangerous drugs” with “potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, those charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines of up to $50 million or prison sentences up to life, even if they are in compliance with state law. Further, individuals and entities may violate federal law if they intentionally aid and abet another violator or conspire to do so.

We have not requested or obtained any opinion of counsel or authority ruling to determine whether our operations are in compliance with any state or federal laws or if we are assisting others to violate said laws. If our operations are deemed to violate any state or federal laws or if we are deemed to be assisting others in violating said laws, any resulting liability could cause us to modify or cease our operations.

In light of the conflict between federal and state cannabis laws, in August 2013, under the Obama administration, DOJ Deputy Attorney General James M. Cole issued the Cole Memorandum to U.S. Attorneys providing guidance concerning marijuana enforcement under the CSA. It effectively stated it was not an efficient use of federal resources to direct federal law enforcement agencies to prosecute individuals following state laws that allow medical cannabis. The Cole Memorandum stated that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws is less likely to threaten federal priorities and that state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity.

In January 2018, under the Trump administration, the DOJ issued a policy memorandum on federal marijuana enforcement announcing a return to the rule of law and rescinding previous guidance documents, including the Cole Memorandum. In this memorandum, Attorney General Jeff Sessions directed U.S. Attorneys to determine whether to pursue prosecution of cannabis activity based upon the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. The DOJ claims this is a return of trust and local control to federal prosecutors who know where and how to deploy federal resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the CSA, that “it is the mission of the DOJ to enforce the laws of the United States,” and that all U.S. Attorneys should use previously established prosecutorial principles to disrupt criminal organizations, tackle the growing drug crisis, and thwart violent crime across our country. Notwithstanding the change in guidance, year-end reports on the federal judiciary indicate that federal marijuana prosecutions dropped in both 2018 and 2019, even as the total number of defendants charged with drug crimes increased. Nevertheless, the DOJ could decide to strongly enforce the federal laws applicable to cannabis, causing us significant or irreparable financial damage.

Congress possesses broad authority to change the status of cannabis under the CSA and related federal laws. In each budget cycle since 2014, Congress has passed an appropriations rider, known as the “Rohrabacher-Blumenauer Amendment,” barring the DOJ from using taxpayer funds to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. This amendment does not change the legal status of cannabis, prevent criminal liability, or effect recreational marijuana. It must be renewed each fiscal year in order to remain in effect, and if Congress repealed the rider, the DOJ could prosecute CSA violations retroactively while the rider was in effect. On October 1, 2020, the amendment was renewed and is effective through December 11, 2020. The U.S. Court of Appeals for the Ninth Circuit held in 2016 that the Rohrabacher-Blumenauer Amendment, in the opinion of the court, also prohibits the DOJ from spending funds from other relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with said state laws. This opinion applies only to states within the Ninth Circuit in the western United States.

On December 20, 2018, President Trump signed the Agriculture Improvement Act that removes hemp, a member of the cannabis family, from being considered a Schedule I controlled substance under the CSA if it contains less than 0.3 percent THC. Hemp cultivation is now broadly permitted. It is unknown however if other cannabis derivatives will be federally legalized.

If the federal government were to strictly enforce federal law regarding cannabis and its chemically active compounds, we would likely be unable to execute our business plan. Even if our activities do not interfere with any of the enforcement priorities of the DOJ, we could be seen as violating federal law and be unable to conduct our business.

Financial Transactions and Future Laws

Financial transactions involving cannabis-related proceeds may trigger prosecution under federal money laundering statutes, unlicensed money transmitter statutes, and the Bank Secrecy Act, or “BSA.” The penalties for violations of these laws include imprisonment, substantial fines, and forfeiture. With the rescission of the Cole Memorandum, there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

In response to the Cole Memorandum, in February 2014, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, issued guidance regarding how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the BSA. In August 2014, the DOJ further directed federal prosecutors to consider the federal enforcement priorities in the Cole Memorandum when determining whether to charge institutions or individuals with financial crimes based upon cannabis-related activity. Nevertheless, banks remain hesitant to offer banking services to cannabis-related businesses. Thus, it is difficult for businesses in the cannabis industry to establish banking relationships. Although we do not produce, transport, or sell cannabis or its products, financial institutions may refuse to do business with us based on their conclusion that our activities are intertwined with the cannabis industry. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges that could result in our inability to implement our business plan.

The BSA requires us to report currency transactions over $10,000 to the IRS, including identification of customers by name and social security number. The BSA also requires us to report certain suspicious activity, including any transaction over $5,000 that we suspect may involve funds from illegal activity or is designed to evade federal regulations or reporting requirements, and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation, which could have a material adverse effect on our business, financial condition, and results of operations. These BSA requirements may adversely affect us because many of the firms with which we may do business rely on cash transactions because of their inability to establish regular banking relationships.

Federal prosecutors have significant discretion, and we cannot ensure that federal prosecutors in the judicial districts in which we operate will not choose to strictly enforce federal cannabis laws. Any change in the federal government’s enforcement posture respecting state-licensed cultivation of cannabis or its chemical components, including the postures of individual federal prosecutors, may result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect our securities.

Should the federal government legalize cannabis for medical use, it is possible that the U.S. Food and Drug Administration, or “FDA,” would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including requirements to use certified good manufacturing practices related to the growth, cultivation, harvesting, and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical cannabis is grown be registered with the FDA and comply with certain federally prescribed regulations. If these regulations were imposed, we do not know what the impact would be on the cannabis industry generally and on us specifically and what costs, requirements, and prohibitions may be enforced. If our sublicensees are unable to comply with the regulations or registration as prescribed by the FDA, such sublicensees may be unable to continue to operate their businesses in the U.S. markets.

Local and state marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us or our sublicensees to incur substantial costs associated with compliance or altering our business plan. Allegations or findings that we have violated these laws could disrupt our business and result in a material adverse effect on our operations. In addition, future regulations may be enacted that are directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect they may have on our business.

Costs and Effects of Compliance with Environmental Laws

We do not anticipate that our future business activities will subject us to any environmental compliance regulations.

However, the operations of our sublicensees may be subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. The processes and media formulations that are parts of our licensed technology must be applied, used, and discarded in accordance with these requirements. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. We cannot assure that future changes in environmental regulation, if any, will not adversely affect the operations of a sublicensee, which in turn will affect our operations.

Government approvals and permits are currently and may in the future be required in connection with the operations of our sublicensees. To the extent such approvals are required and not obtained, our sublicensees may be curtailed or prohibited from production of adult-use or medical cannabis-related products, delaying the development of our operations as currently proposed.

Failure to comply with applicable environmental laws and regulations could subject our sublicensees to regulatory or agency proceedings or investigations and may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include damage awards, fines, penalties, or corrective measures requiring capital expenditures or remedial actions. Our sublicensees may be required to compensate those suffering loss or damage by reason of their operations using our technology and civil or criminal fines or penalties may be imposed for violations of applicable laws or regulations.

Employees

As of July 31, 2020, our president and director was our only employee, although we intend to hire additional personnel as we grow and develop our business. National unemployment has recently spiked and is currently at rates far in excess of historic national averages; however, a significant amount of competition still exists for skilled personnel in the medical cannabis-related industry. Nevertheless, we expect to be able to attract and retain additional employees as necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, and accountants as necessary.

Our Organization

We were organized in Nevada on April 24, 2008, under the name Planet Resources, Corp., to reprocess mine tailings from previous mining operations. We were not successful in implementing this business plan. Previous management considered various alternatives to ensure our viability and solvency, but those efforts were unsuccessful, and we had no activities between April 2011 and June 2018. In order to revive our company, a receiver was appointed in a Nevada state court proceeding in August 2015. We were released from receivership in July 2018.

On May 15, 2018, we privately sold 335,000 shares of restricted common stock, which constituted about 56% of our issued common stock, at $1.00 per share to OZ Corporation for consulting services. OZ Corporation appointed new management and directors. Further, on August 8, 2018, we issued four shares of newly authorized Series A Preferred stock to OZ Corporation in consideration of consulting services. On November 6, 2020 the four shares of Series A Preferred stock were transferred to Cell Science Holdings Ltd. This shares of Series A Preferred Stock has super voting rights that enable the holder to control the election of our board of directors and, ultimately, our direction. See  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Following the above change in control, we embarked on a new business plan to license and commercialize cell-extraction and replication technologies, primarily for medical products for pain relief and insomnia. These efforts lead to our initial license agreement with Cell Science that we entered in December 2018 for exclusive rights to certain patents and intellectual property and associated technical information respecting the production of cannabinoids for use in medical treatments in North America, including the Caribbean. In consideration of the grant of this license, we agreed to issue 210,000,000 shares of our common stock to Cell Science. As discussed in this report, that original license agreement has since been amended and revised as the Amended Restated License.

ITEM 1A. RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial conditions, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.

Risks Related to the COVID-19 Pandemic

The COVID-19 global pandemic has had an adverse effect on our operations and the potential commercialization of the licensed intellectual property.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures include implementing a mandatory work from home policy when possible, restricting airplane travel, rescheduling inspections and clearances for required regulatory clearances and permits at the commercialization laboratory, delaying sublicense marketing efforts, and updating our planning for future events in recognition of the fact that potential sublicensees are likely experiencing similar operating difficulties. We are also evaluating the impact of the pandemic on required equipment, components, and supplies that we and potential sublicensees will require. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, sublicensees, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

For us, the COVID-19 pandemic substantially delayed the efforts to put the Efficacy Testing laboratory in full service as we worked to complete regulatory inspections and clearances, obtain necessary equipment and supplies, and assemble required international technical expertise, consultants, and personnel. These delays resulted in additional costs and delays in completing the planned testing and, in turn, submitting applications for required regulatory approvals. We are unable to launch our sublicensing program until the Efficacy Demonstration is substantially complete and required regulatory clearances are obtained.

The duration and magnitude of the COVID-19 pandemic impact on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be quite adverse. The probability of reoccurrences of widespread or localized virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home or shelter-in-place orders and social distancing; restrictions on travel; and other extensive measures. Effective treatments for those infected by the virus and a possible preventive vaccine have not been developed and may not be widely accepted if they are developed in the future. We cannot predict the effect of these circumstances on us and our vendors, suppliers, and potential sublicensees; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and sublicensees. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies, including restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

Risks Related to our Business

Our entire business relies on the commercial-scale validation of our licensed cell-extraction and replication technology.

We plan to exploit our licensed cell-extraction and replication technology for the commercial production of cannabinoids through sublicenses to third-parties. Our ability to do so is conditional on a satisfactory Efficacy Demonstration. Therefore, our ability to launch our sublicensing efforts are dependent on an acceptable Efficacy Demonstration. If there is an acceptable Efficacy Demonstration and we timely pay the one-time cash payment and release the issued shares, as to be determined based on the results of the Efficacy Demonstration for our fully paid license in order to offer sublicenses, we cannot assure that the substantive results of the Efficacy Demonstration or their scientific credibility will be accepted by prospective sublicensee. Our sublicensing efforts will be dependent on our ability to convince prospective sublicensees that our licensed cell-extraction and replication technology warrants the required commitment or capital, expertise, and other resources. Even after a successful Efficacy Demonstration, initially there will be no established commercially operating facility using this technology successfully to support our sublicensing efforts.

We cannot accurately predict when a satisfactory Efficacy Demonstration can be completed.

We cannot accurately predict when the Efficacy Demonstration, which is critical to our continuity, can be completed. In addition to past and unforeseeable delays resulting from the ongoing COVID-19 pandemic, testing delays may result from scaling the previous laboratory work undertaken by the inventor to commercial size, transferring the inventor’s proprietary knowledge to testing personnel, refining processes and mediums, and fine-tuning other details of this complicated process we do not now foresee. Any delay in completing the Efficacy Demonstration or in meeting the applicable specifications would postpone the commencement of our business and our potential for revenue, which may require us to obtain additional capital to meet expenditures to sustain our operations. If an Efficacy Demonstration satisfactory to our board of directors cannot be completed timely, we may have to abandon efforts involving the cell-extraction and replication technology for cannabinoid production and seek other business opportunities or suspend operations. Consequently, we would be unable to recover previous costs related to these abandoned activities. We have no other technology or know-how to exploit commercially.

Our license from Cell Science may be terminated by it if we fail to meet certain covenants, which could adversely affect our sublicensing program and third-party sublicensees.

Under our Amended Restated License, after we pay the cash and release the common stock to obtain a fully paid license, we will continue to be obligated to pay certain patent prosecution and other intellectual property protection costs that could be substantial. We do not plan to establish or maintain any deposits or reserves in order to pay these costs. If we fail to meet these obligations, Cell Science could terminate our license. Under our Amended Restated License, Cell Science would then have the right to assume any outstanding sublicenses. If Cell Science assumed outstanding licenses, it would step into our position as licensee, precluding us from participating in further revenue from that sublicensee, notwithstanding our potential continuing liability for our sublicensee obligations to the sublicensee. The possibility that Cell Science, a foreign entity, may assume our obligations to our sublicensees may be a risk to potential sublicensees that has a material adverse effect on our sublicensing efforts. If Cell Science refused to assume our obligations to a sublicensee, the rights of the sublicensee would be subject to dispute, which would likely result in damages that the sublicensee would seek to recover from us. The existence of the right of Cell Science to terminate our license on which our sublicenses will be based may be considered a substantial risk to potential sublicensee and correspondingly impair the success of our sublicensing effort.

Acceptable completion of the Efficacy Demonstration will require us to pay to Cell Science a one-time payment of $3.5 million, subject to certain adjustments and credits, which we do not have.

If the Efficacy Demonstration is completed with results meeting prescribed criteria, we will be required to pay $3.5 million, subject to certain adjustments and credits, to Cell Science to obtain a fully paid, royalty-free license to the cell-extraction and replication technology. We do not currently have funds with which to pay this amount and do not have arrangements in place or commitments for such funding from any source. Our inability to make the payment would enable Cell Science to terminate the license on 60 days’ notice. In the event of termination, we would be unable to recover related costs incurred to date and would have to pursue other business opportunities or cease operations.

Our ability to attract and enter into sublicenses with producers, distributors, and sellers is uncertain.

Following an acceptable Efficacy Demonstration, we will need to identify and attract qualified, interested third parties to sublicense our cell-extraction and replication technology for cannabinoid production. We cannot assure that we will be able to successfully sublicense our new technology. We estimate that a new facility designed to produce about 5000 pounds of dry cannabinoid concentrate per month using our licensed technology for cannabinoid production will require a capital investment of from $3.9M to $4.6M by a sublicensee. We expect to encounter third-party reluctance to commit substantial capital to use our technology, which will at least initially be commercially untried by others. Accordingly, we cannot predict when or the pace at which we may be able to enter into sublicenses in order to generate revenue. We may be forced to delay anticipated business growth, seek other commercialization strategies, or obtain additional capital to continue.

We cannot assure that we will be able to transfer the required technical know-how respecting our licensed technology to enable sublicensees to commercially produce cannabinoids.

Our licensed cell-extraction and replication technology for cannabinoid production is relatively sophisticated and complex and requires scientific expertise in sterile production facility plant construction and operation, particularly as compared to traditional open-grown, greenhouse, or hydroponic production. We cannot assure that the licensed technology transfer and consulting strategies we plan to use will be effective in successful production facility operation by our sublicensees.

Our long-term success will depend on the profitability of our sublicensees, which we cannot control or predict.

Our long-term success will depend on the success of our sublicensees and their ability to construct and operate commercial cannabinoid production facilities, market their products competitively, and achieve an overall, sustainable profit. The degree of commercial success and profitability of our sublicensees will affect our success in attracting sublicensees and the economic terms of our sublicenses. We cannot assure that our sublicensees will be successful, and so we may be required to adjust the terms of our existing or new sublicenses to include terms less favorable to us.

Others may challenge the validity and enforceability of the licensed patents, know-how, and related intellectual property.

Our future success is dependent on the validity and enforceability of the licensed patents, trade secrets, intellectual property, and related rights. Unauthorized parties may attempt to replicate or otherwise obtain and use the licensed intellectual property granted to us. Policing the unauthorized use of our current or future patents, trade secrets, intellectual property, or licensed rights and enforcing these rights against unauthorized use by others could be difficult, expensive, time-consuming, and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying unauthorized use of these rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. In addition, in any infringement proceeding, some or all of our trademarks, patents, other intellectual property rights, licensed rights, or other proprietary know-how, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anticompetitive, or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our trademarks, patents, other intellectual property, or licensed rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications for patent protection at risk of not being issued. Any or all of these events could materially and adversely affect our business, financial condition, and results of operations.

In addition, other parties may claim that our products infringe on their proprietary and perhaps patent-protected rights. Such claims, whether or not meritorious, may subject us to significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, or an award of damages. We may need to obtain licenses from third parties that allege that we have infringed on their lawful rights, which may not be available on terms acceptable to us or at all. In addition, we may not be able to use or obtain licenses or other rights for intellectual property that we do not own on terms that are favorable to us or at all.

Under our Amended Restated License with Cell Science, we are obligated to defend the licensed technology against third-party infringement. Therefore, we may be obligated to incur substantial legal, expert witness, and related litigation costs in any litigation that may be involved, whether initiated by us or a third party. We cannot assure that we would be able to recover any costs incurred by us.

The markets for cannabinoid products may not grow at the rate projected by industry market data or at all.

We partially base our long-term business model on the anticipated growth of demand for cannabis and cannabis-related products demand in North America, particularly in the United States, as a result of regulatory liberalization and growing social acceptance and use. We cannot assure that our projections, based on numerous assumptions and projected effects of future events, will materialize. Limitations or slowness in the increase of demand for cannabis and cannabis-related products in the United States would also limit our possible growth.

Our ability to successfully implement a sublicensing strategy does not assure our profitability.

We cannot assure that our strategy of sublicensing our technology to third-party cannabinoid producers, even if we enter into several or multiple sublicenses, will generate sufficient revenue to meet related costs and result in a profit. We will incur operating costs in marketing our technology, completing sublicense arrangements, providing technical and operational support to our sublicensees, and otherwise operating our business. We cannot assure that our sublicense revenue will offset these costs. We may not be profitable.

The auditor’s reports for the years ended July 31, 2020 and 2019, contain an explanatory paragraph about our ability to continue as a going concern.

We have not generated revenue and have limited capital. We have incurred losses since inception resulting in an accumulated deficit of $15,724,678 as of July 31, 2020. Our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually attain profitable operations and obtain acceptable financing in the interim period.

We anticipate that any additional funding that we obtain will be in the form of equity financing from the sale of our common stock. However, we cannot assure that we will be able to raise sufficient funding from the sale of our common stock. The risky nature of our business enterprise places debt financing beyond the creditworthiness required by most banks or typical investors of corporate debt until such time as our products are available on the market. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements, or contingencies in place in the event that we cease operations.

We have a limited operating history.

We were incorporated in 2008, but had little or no activity until we obtained license rights to cell-extraction and replication technology for commercial cannabinoid production in late 2018. However, its commercial efficacy has not been demonstrated, so we have not commenced sublicensing this technology to generate revenue. Therefore, we are subject to the risks common to early-stage enterprises, including undercapitalization, few personnel, limited financial and other resources, and lack of revenues. We cannot assure that we will be successful in achieving a return on our stockholders’ investments. Our likelihood of success must be considered in the light of our early stage of operations.

We have not generated any revenue since our inception, and we may never achieve profitability.

We are a development-stage company that has not generated any revenue. If the Efficacy Demonstration meets prescribed standards so we can launch our sublicensing effort, our expenses are expected to increase significantly before we can begin granting sublicenses and generating revenue. Even as we begin to market and sublicense our licensed technology, we expect our losses to continue as a result of ongoing sales and marketing expenses for the sublicenses, technology transfer costs, research and development expenses, and other operating expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties that we will encounter, we are unable to predict if or when we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition, and results of operations will be negatively affected, and the market value of our common stock will likely decline.

We are a smaller reporting company, which reduces our reporting obligations.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and had annual revenues of less than $50 million during the most recently completed fiscal year. Because we are a smaller reporting company, the disclosure required in our SEC filings is less than it would be if we were not considered to be a smaller reporting company. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are required to provide only two years of audited financial statements in annual reports; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Unsolicited takeover proposals may detract management and adversely affect our business.

The review and consideration of any takeover proposal may be a significant distraction for our management and personnel and could require the expenditure of significant time and resources by us. Moreover, any unsolicited takeover proposal may create uncertainty for our personnel that may adversely affect our ability to retain key personnel and to hire new talent. Management and employee distractions related to any such takeover proposal also may adversely impact our ability to optimally conduct our sublicensing program and otherwise advance our business and pursue our strategic objectives. An unsolicited takeover proposal may also create uncertainty for our sublicensees, suppliers, and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from unsolicited takeover proposals and any related costly litigation may disrupt our business, which could result in an adverse effect on our business, financial condition, and results of operations.

We have, and may continue to have, a number of relationships with direct and indirect principal stockholders and their affiliates that are not, and will not be, the result of arm’s-length negotiations.

Our principal asset on which our business is based is a license for technology from Cell Science, our principal common stockholder. The efficacy testing is being undertaken on behalf of Cell Science by OZ Corporation, an indirect principal stockholder. Certain of our executive officers and directors have business or personal relationships with our direct and indirect principal stockholders. See Item 13. Certain Relationships and Related Transactions, and Director Independence. As a result of these relationships, the terms of the license on which our business is based, as well as other agreements or arrangements, between these parties and us were not the result of arm’s-length negotiations. However, by resolution adopted by our board of directors in September 2020, our board is required in the future to refrain from approving any transaction that is not in our best interests and is not on terms at least as favorable to us as could be obtained as a result of arm’s-length negotiations between unrelated parties in a similar situation. We have not adopted any other policy respecting decisions involving conflicts of interest and cannot assure that any such issues will be resolved solely in our favor.

We rely on key personnel and consultants.

Our success is dependent upon the ability, expertise, judgment, discretion, and good faith of our executive management and consultants and our ability to continue to attract, develop, motivate, and retain highly qualified and skilled personnel and consultants. Qualified individuals such as our president, Thomas Emmitt, and our principal technical consultants, Donald Clark, are in high demand, and we may incur significant costs to retain them. We rely on scientific advice from Dr. Peter Whitton, the inventor of the cell-extraction and replication technology on which our business is based, who has numerous other commitments and demands on his attention. The loss of the services of our executive management or consultants, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute our business plan and strategy, and we may be unable to find adequate replacements on a timely basis or at all.

We may incur product liability claims related to the application of the intellectual property we sublicense to cannabinoid producers.

As sublicensor of intellectual property for the commercial production of cannabinoids, we will face an inherent risk of exposure to third-party product liability claims, regulatory action, and litigation if our processes, procedures, or medium formulations are alleged to have caused significant loss or injury. In addition, the sale of products produced by a sublicensee using the sublicensed intellectual property involves the risk of injury to consumers due to product contamination or tampering by unauthorized third parties. Previously unknown adverse reactions could occur resulting from human consumption of such products alone or in combination with other medications or substances. We may be subject to various third-party product liability claims, including claims that the products produced using the licensed technology caused injury or illness, that such products did not include adequate warnings concerning possible side effects or interactions with other substances, or that the use of the licensed technology did not include adequate instructions for use.

A product liability claim or regulatory action against us could result in increased costs, adversely affect our reputation generally with existing or potentially new sublicensees, and have a material adverse effect on our results of operations and financial condition. We cannot assure that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the sublicensees’ production of potential products and, therefore, the commercialization of the licensed technology.

Subsequent clinical or laboratory research on the characteristics of cannabinoids or their effect on the human body could adversely affect the commercialization of our licensed technology.

A variety of institutions worldwide are continuing clinical and laboratory research of the use and effects of cannabinoids. Future research, studies, and clinical trials may lead to conclusions that dispute or conflict with the current understanding and belief regarding the medical or recreational benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids and the demand for the products produced by our sublicensees. Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy, and dosing of cannabis or isolated cannabinoids such as CBD and THC remains in relatively early stages.

We cannot assure that the insurance coverage we obtain will be adequate.

We have or intend to obtain insurance to protect our assets, operations, directors, and personnel. While we believe our insurance coverage addresses and will address all material risks to which we are exposed and is adequate and customary for our operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, we cannot assure that such insurance will be adequate to cover our liabilities or will be generally be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and the damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition, and results of operations.

We are also currently pursuing additional insurance coverage over our product liability claims and for business interruption. We cannot assure that we will be able to obtain desired insurance coverage on acceptable terms or at all. Any insurance coverage we maintain will be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed.

As a technology provider for the cannabinoid industry, we would be adversely affected by negative public attitudes and consumer perception.

We believe the cannabinoid industry is highly dependent upon consumer perception regarding the safety, efficacy, and quality of cannabis and related products distributed to consumers. Consumer perception of the products produced by sublicensees using our licensed technology can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, informal social media exchanges, and other publicity regarding the consumption or use of cannabinoid products. We cannot assure that future scientific research, reports, findings, regulatory proceedings, litigation, media attention, or other publicity will be favorable to the cannabis market or any particular product or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention, informal social media exchanges, or other publicity that is perceived as less favorable than, or that questions, earlier research reports, findings, or publicity could have a material adverse effect on the demand for use of the licensed technology and consequently, our business, results of operations, financial condition, and cash flows. Negative publicity or public opinion may adversely affect consumer demand for cannabinoids produced and sold by our sublicensees, which would also adversely affect our ability to increase sublicenses that generate royalty revenues from sublicensees and our business, results of operations, financial condition, and cash flows.

Unfavorable publicity reports or other media attention regarding the safety, efficacy, and quality of cannabis and related products produced using the licensed technology or associating the consumption of cannabis or related products with illness or other negative effects or events could also have such a material adverse effect. Negative publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from a sublicensee’s failure to use the licensed technology correctly or a consumer’s failure to consume or use the products appropriately or as directed. The increased usage of social media and other web-based tools to generate, publish, and discuss user-generated content and to connect with other users has made it significantly easier for individuals and groups to communicate and share opinions and views about us, our activities, or our licensed technology, whether true or not. Although we believe that we operate in a manner that is respectful to all stakeholders and that we take care in protecting our image and reputation, we do not ultimately have direct control over how we are perceived by others. Reputational loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations, and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows, and growth prospects.

Third parties may refuse to do business with us if they perceive that we are too closely connected to the cannabis industry, with which they do not want to be associated.

Some firms with which we may want to transact business may perceive that we are too closely connected to the objectionable cannabis industry and refuse to deal with us. These third parties may perceive that doing business with us exposes them to reputational risk as a result of our business activities relating to cannabis, even though we are not engaged in the cultivation, production, manufacturing, or sale of cannabis-derived products. Failure to establish or maintain business relationships could have a material adverse effect on us.

Our business will be subject to failures or interruptions of information technology systems and cyber-attacks.

Our business will depend on information technology hardware, software, telecommunications, and other services and systems we obtain from third parties. Therefore, our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology systems, and software against damage from a number of threats, including damage to physical facilities, capacity limitations, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, and theft. Our operations also depend on the timely maintenance, upgrade, and replacement of networks, equipment, information technology systems, and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures and delays or increased capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any failure, adversely impact our reputation and results of operations.

We are also subject to cyber-attacks or other information security breaches, and we cannot assure that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, we will prioritize cyber security and the continued development and enhancement of controls, processes, and practices designed to protect systems, computers, software, data, and networks from attack, damage, or unauthorized access. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Ongoing domestic and international financial conditions will adversely affect our business and operations, the business and operations of our prospective sublicensees, the cannabinoid industry, and the world generally.

In recent years, global commercial and financial markets have experienced significant reoccurring disruptions, including severely diminished liquidity and credit availability, levels of sovereign and individual indebtedness, increased trade tariffs and barriers, declines in consumer confidence, declines in economic growth, increased unemployment, and uncertainty about economic stability. We cannot assure that significant deterioration in credit and financial markets, international trade, and confidence in economic conditions will not occur in the future. Any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions could have a material adverse effect on our business, financial condition, and results of operations.

Further, global credit and financial markets have displayed arguably increased volatility in response to global economic or political events. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. These factors may impact our ability to obtain equity or debt financing in the future and, if obtained, on terms favorable to us. Increased levels of volatility and market turmoil can adversely impact our operations and value, and the price of the common stock could be adversely affected.

We cannot assure that we will be able to compete successfully.

We expect significant competition from other companies. We believe that competition in the commercial cannabinoid industry is based primarily on price per unit and predictable and replicable product flavor, aroma, and CBD or THC concentration. Price per unit of production will be based on the cost of amortizing capital expenditures and covering production and operating costs, and we cannot assure that production using our licensed technology will enable sublicensees to compete on these terms. Our principal known competitors include MedMen and Curaleaf, both of which have first-mover advantage and are well capitalized with experienced management and technical resources. A large number of companies appear to be applying for cultivation, processing, and sale licenses, some of which may have significantly greater financial, technical, marketing, and other resources than we have. These competitors may be able to devote greater resources to the development, promotion, sale, and support of their products and services, and may have more extensive customer bases and broader customer relationships. Our future success depends upon our ability to sublicense the licensed technology and generate an initial and continuing royalty stream. To the extent that we are not able to market and enter into enough sublicenses, our business, financial condition, and results of operations could be materially and adversely affected.

Risks of Related to Significant Regulation

The activities of our potential sublicensees are highly regulated by extensive and complex federal and state regulatory schemes that make maintaining compliance difficult and challenging.

The commercial cannabis industry is a relatively new industry, and we anticipate that regulations will constantly be changing as the federal government and each state monitors the applicable regulatory regime and commercial activity. Our technology sublicensees will be subject to a variety of laws, regulations, and guidelines relating to the production, manufacturing, management, transportation, disposal, storage, distribution, sales, use, health, and safety of cannabis and derived products and byproducts as well as laws and regulations relating to drugs, controlled substances, health, and safety. In addition, publicly held cannabinoid producers may be subject to other federal and state securities laws and the rules and regulations of self-regulatory organizations such as the exchanges on which their securities are traded.

Laws, regulations, and guidelines generally applicable to the cannabis industry domestically and internationally may change in unforeseen ways. New laws and changes to existing laws or regulatory schemes may adversely affect our sublicensees directly and us indirectly. Regulatory changes could reduce demand for cannabis-derived products and byproducts, decreasing the market for our sublicenses or potential royalty revenue, which would adversely affect our financial condition, results of operations, and prospects. Amendments to current laws, regulations, and permitting requirements, or more stringent application of existing laws or regulations, may have a material adverse effect on our sublicensees or us and our business, resulting in increased capital expenditures or production costs, reduced levels of production, or abandonment or delays in the development of facilities.

Our ability to sublicense our technology will depend on the ability of our sublicensees to maintain compliance with these laws and regulations. Delays of our sublicensees in obtaining, or failing to obtain, and maintaining the requisite regulatory approvals may significantly delay or negatively impair our sublicensing program.

We may incur ongoing costs and obligations related to regulatory compliance or assisting our sublicensees in their regulatory compliance. Failure to comply with applicable laws and regulations could result in regulatory or agency proceedings, investigations, and enforcement actions, including orders causing operations to cease or be curtailed and levying damage awards, fines, penalties, or corrective measures, all of which will require unanticipated capital expenditures or remedial actions. Parties may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. The outcome of any regulatory or agency proceedings, investigations, audits, and enforcement actions could harm our sublicensees directly and us indirectly.

Strict enforcement of federal laws regarding cannabis would likely severely restrict our ability to execute our business plan.

Cannabis remains illegal under U.S. federal law. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the interstate production, transportation, possession, sale, and use remain violations of federal law that are punishable by imprisonment, substantial fines, and forfeiture. Our sublicensees will be directly subject to these laws and regulations. Companies that are not engaged directly in the cultivation, production, manufacturing, or sale of cannabis or cannabis-derived products nevertheless may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws. Therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our sublicensees to execute our respective business plans.

We and our sublicensees may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.

Federal and federally insured state banks currently do not do business with those that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law. Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the federal statutes and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the U.S. Department of Justice (“DOJ”) directs federal prosecutors to consider the enforcement priorities enumerated in the so-called “Cole Memo,” issued on August 29, 2013, under the Obama Administration, when determining whether to charge institutions or individuals with any of the financial crimes based upon cannabis-related activity. However, in January 2018, under the Trump Administration, the DOJ issued a policy memorandum on federal marijuana enforcement announcing a return to the rule of law and rescinding previous guidance documents, including the Cole Memorandum. In this memorandum, Attorney General Jeff Sessions directed U.S. Attorneys to determine whether to pursue prosecution of cannabis activity based upon the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Understandably, banks remain hesitant to offer banking services to cannabis-related businesses, and those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. We cannot assure that we will be able to avoid being considered by financial institutions to be engaged in the cannabis industry, which would adversely affect our banking relationships. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges that could result in our inability to implement our business plan.

We are subject to certain federal regulations relating to cash reporting.

The Bank Secrecy Act requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect, or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements, and to verify sources of funds. We may be pressured by sublicensees to accept cash payments in view of the federal regulation of banks that restricts sublicensees’ access to banks. If we fail to comply with these laws and regulations, the imposition of substantial penalties could have a material adverse effect on our business, financial condition, and results of operations. Increasingly, foreign jurisdictions in which we may do business have similar regulatory schemes.

We or our sublicensees may be subject to compliance with laws and regulations governing cannabis in foreign jurisdictions.

Our ability to achieve our business objectives in foreign jurisdictions may be contingent, in part, upon our prospective sublicensees obtaining approval and complying with applicable regulatory requirements enacted by those governmental authorities. We cannot predict the effect to our business of foreign compliance regulations on our sublicensees in producing and manufacturing cannabis and derived products and byproducts; the length of time to secure appropriate regulatory approvals to use our licensing technology and process; or the extent of testing and documentation that may be required in those jurisdictions. Delays in obtaining, or failing to obtain, regulatory approvals may negatively affect the development of markets for our sublicenses and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We anticipate that we and our sublicensees will incur ongoing costs and obligations related to regulatory compliance. Failure by us or our sublicensees to comply with regulations may result in additional costs for corrective measures, penalties, or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations, increase compliance costs, or give rise to material liabilities, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Prohibitions or restrictions from investing in or transacting business with companies in the cannabis industry may have an adverse effect on our operations.

Certain jurisdictions may prohibit or restrict their citizens or residents from investing in or transacting business with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal or the companies are not directly engaged in the cultivation, production, manufacturing, or sale of cannabis-derived products. For example, if an investor in the United Kingdom profits from an investment in a cannabis producer or supplier, or the use of technology is used in the production, the investment may technically violate the United Kingdom Proceeds of Crime Act 2002. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In the United States, there have been certain instances of the U.S. Customs and Border Protection preventing citizens of foreign countries from entering the United States for reasons related to the cannabis industry.

We will rely on foreign advisors and consultants respecting local legal, regulatory, or governmental requirements or business practices.

The legal and regulatory requirements in the foreign countries in which we operate, or may operate, respecting the cultivation, production, manufacturing, and sale of cannabis and cannabis-related products by our intended sublicensees, as well as banking systems and controls and local business culture and practices, are different from those in the United States. Although members of our management may have previous experience working and conducting business in these countries, we may retain and rely on local consultants, advisors, legal counsel, and other expert professionals in order to keep apprised of legal, regulatory, and governmental developments as they pertain to our business, banking, financing, labor, litigation, and tax matters in these jurisdictions. Any changes in the local legal, regulatory, or governmental requirements or business practices are beyond our control and may adversely affect our business, financial condition, and results of operations.

We would suffer severe penalties and other consequences if our agents or personnel are found to be corrupt or to violate anti-bribery laws.

Our business is subject to U.S. laws that generally prohibit companies and personnel from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are subject to the anti-bribery laws of any other countries in which we may conduct business. Even though our policies and procedures mandate compliance with these anti-corruption and anti-bribery laws, our personnel or other agents may, without our knowledge and despite our efforts, engage in prohibited conduct for which we may be held responsible. We cannot assure that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by our affiliates, personnel, contractors, or agents. If our personnel or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition, and results of operations.

Anticipated relaxation of regulatory restraints may not materialize.

Currently the market for THC cannabinoids in the United States is severely restricted by the federal regulatory position listing cannabis as a Schedule I controlled substance, which prohibits cannabis in interstate commerce, with attendant secondary and tertiary adverse effects. Accordingly, intrastate production, transportation, and sale of cannabis and cannabis-related products are regulated on a state-by-state basis. Although in recent years several states have changed their laws to legalize and tax cannabis and cannabis-related products for medical or recreational use, we cannot predict whether this trend will continue or whether the federal government will take similar action. We expect the disparity between federal and state cannabis legalization and regulation will continue. The continuation of the current regulatory regime may limit the commercialization of our licensed technology.

Our business may be adversely affected by the environmental regulations and compliance related to the businesses of our sublicensees.

We do not anticipate that our future business activities will subject us to any direct environmental compliance regulations.

However, the operations of our sublicensees may be subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. The processes and media formulations that are parts of our licensed technology must be applied, used, and discarded in accordance with these requirements. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. We cannot assure that future changes in environmental regulation, if any, will not adversely affect the operations of a sublicensee, which in turn will affect our operations.

Government approvals and permits are currently and may in the future be required in connection with the operations of our sublicensees. To the extent such approvals are required and not obtained, our sublicensees may be curtailed or prohibited from production of adult-use or medical cannabis-related products, delaying the development of our operations as currently proposed.

Failure to comply with applicable environmental laws and regulations could subject our sublicensees to regulatory or agency proceedings or investigations and may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include damage awards, fines, penalties, or corrective measures requiring capital expenditures or remedial actions. Our sublicensees may be required to compensate those suffering loss or damage by reason of their operations using our technology and civil or criminal fines or penalties may be imposed for violations of applicable laws or regulations.

We will be subject to Federal Trade Commission and state regulation of business opportunities in connection with our sublicensing activities.

We must comply with regulations adopted by the U.S. Federal Trade Commission, or FTC, and several state laws that regulate the offer and sale of business opportunities. The FTC and certain state laws require that we furnish prospective sublicensees with a business opportunity disclosure document containing information prescribed by the FTC rules and applicable state laws and regulations, including, for example:

•whether legal action has ever been taken against us;

•whether there is a cancellation or refund policy for the business transaction;

•any claims that the buyer (sublicensee) will earn a specific amount of money through the business opportunity; and

•references for our company.

We cannot assure that any disclosure document that we prepare and use will comply with the FTC rules and applicable state disclosure requirements. Our failure to meet applicable business opportunity requirements may expose us to regulatory sanctions and business interruptions while we bring disclosure into regulatory compliance and civil liability to sublicensees.

Risks Related to our Common Stock

The market for our common stock is volatile.

The market price of our common stock may be volatile and subject to wide fluctuations in price and trading volume in response to numerous factors, many of which are beyond our control. This volatility may affect the ability of holders of our common stock to sell their securities at an advantageous price or at all.

Market price fluctuations in our common stock may be due to our results of operations or public releases failing to meet market expectations, negative news about us or the cannabis industry, adverse changes in general market conditions or economic trends, social media activity outside our control, or other material public announcements by us or others. Financial markets for the stock of smaller capitalized companies historically has experienced significant price and volume fluctuations that have often been unrelated to the operating performance, underlying asset values, or prospects of such companies. Accordingly, the market price of our common stock may decline even if our results of operations, underlying asset values, or prospects have not changed. We cannot assure that continuing fluctuations in price and volume of our common stock will not occur. If increased levels of volatility and market turmoil continue, our ability to obtain capital from external sources, the trading price of our common stock, and our operations could be adversely affected.

We will continue to be controlled by our principal stockholders.

Inter-M Traders FZ, LLE is currently the beneficial owner of 120,000,000 shares of common stock, representing 39.98% of our outstanding common stock, Mentone Ltd., is currently the beneficial owner of 90,000,000 shares of common stock, representing 29.99% of our outstanding common stock and OZ Corporation is currently the beneficial owner of 11,378,397 shares of common stock, representing 3.79% of our outstanding common stock. Cell Science, which is owned 40% by Inter-M Traders FZ, LLE, 30% by OZ Corporation and 30% by Mentone Ltd., owns four shares of Series A Preferred Stock, representing 100% of our outstanding Series A Preferred Stock. The super voting rights of the Series A Preferred Stock entitle it to voting power equivalent to four times the aggregate voting power of all other outstanding common and preferred stock outstanding, or 12,200,455,000 votes. Based on the number of shares currently outstanding, the holders of the Preferred Stock have 80% of all votes on all matters submitted to the stockholders for consideration, voting together as a single class, which enables Cell Science directly, and its controlling stockholders indirectly, to control the election of our directors and the approval or disapproval of all other matters, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We may issue common stock in the future, which may dilute a stockholder’s holdings in our company, including the investors in this offering, or have a negative effect on the market price of our stock.

We may sell equity securities (including convertible securities) in offerings, which may dilute a stockholder’s holdings in our company. Our articles of incorporation grant our board of directors’ discretion to issue, sell, and determine the price and terms of, additional common stock, including at prices less than the current market price per share. Our stockholders do not have preemptive rights. Moreover, additional common stock will be issued by us on the exercise of options under our stock option plan. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our security holders, including the investors in this offering.

Sales of substantial amounts of our securities by us or our existing stockholders, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities and dilute an investor’s per-share earnings, if any. A decline in the market prices of our securities could also impair our ability to raise additional capital through the sale of securities should we desire to do so.

Limited trading volumes for our common stock may limit the ability of our stockholders to obtain liquidity.

Due to the limited trading volume for our common stock, our stockholders may be unable to sell any or large quantities of our common stock into the public trading market without a significant reduction in the price of their common stock. We cannot assure that there will be sufficient liquidity of the common stock on the trading market, and that we will continue to meet the listing requirements of any public listing exchange or quotation medium.

We do not anticipate paying dividends.

We do not have earnings from which to pay dividends and have no current intention to declare dividends, even if we were to become profitable. If we were to achieve earnings, any discretionary decision to pay dividends would depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law, and other factors that our board of directors may deem relevant. Rather than pay dividends, we anticipate that we will retain earnings to fund expansion and growth.

The regulated nature of our business may impede or discourage a takeover.

Our business is subject to direct and indirect regulatory or licensing requirements that may not necessarily continue to apply to an acquirer of our business following a change of control. These licensing requirements could impede a merger, amalgamation, takeover, or other business combination involving us or discourage a potential acquirer from making a tender offer for common stock, which under certain circumstances could reduce the market price of the common stock.

Our status as a prior shell company adversely affects our stockholders under Rule 144.

On June 12, 2020, we filed a Current Report on Form 8-K reporting that we were no longer a “shell company,” as that term is defined in Rule 405 of the Securities Act of 1933, as amended (“Securities Act”) and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On filing that Form 8-K, we completed our “Form 10 Information” showing that we had material assets and operations. This has a number of consequences, including making Rule 144 available to our stockholders for the resale of stock owned by them commencing June 12, 2021 (i.e. one year after Form 10 information was filed). Thus, until that date, Rule 144 will not be available for the resale of the securities issued before June 12, 2021.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not required to provide the information called for by this item.

ITEM 2. PROPERTIES

Our principal executive offices are located at One World Trade Center, Suite 130, Long Beach, California 90831, telephone 858-682-2528. Our corporate internet address is www.bakhuholdings.com. The reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this report, and you should not consider the contents of our website in making an investment decision with respect to our common stock.

OZ Corporation, an affiliate, provides these offices and office-related equipment and communication facilities, including administrative services, are provided for a fixed monthly fee of $34,000. We intend to find an alternative office facility and enter a long-term office lease with an unaffiliated party at prevailing market rates when increased operations warrant.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. To the best of our knowledge, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our business.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Information

Our common stock is quoted on the Pink tier of the OTC Markets Group under the trading symbol “BKUH.” These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Since our inception, the sporadic trading activity in our common stock and the price fluctuations have been volatile, and we cannot assure that any market for our common stock will be maintained. The following table sets forth the range of high and low closing sales prices for our common stock for each of the periods indicated as reported and summarized by the Pink tier of the OTC Markets Group:

	Common Stock Prices
Fiscal 2020	High	Low
Quarter ended July 31	$10.80	$4.20
Quarter ended April 30	$6.05	$4.00
Quarter ended January 31	$5.25	$2.05
Quarter ended October 31	$4.55	$4.01

Fiscal 2019
Quarter ended July 31	$6.00	$4.50
Quarter ended April 30	$5.50	$4.25
Quarter ended January 31	$7.50	$3.06
Quarter ended October 31	$6.00	$1.90

On November 9, 2020, the closing quotation per share for our common stock on the Pink Tier of the OTC Markets Group was $5.25. We have approximately 294 stockholders of record of our common stock. As of November 9, 2020, we had 300,114,000 shares of our common stock issued and outstanding.

Dividends

Common Stock

No dividends have ever been paid on the common stock. We expect that that any future earnings will be retained for use in developing and expanding our business and do not currently anticipate paying any dividends in the foreseeable future. Future dividend policy will be determined by our board of directors in light of our prevailing financial need and earnings, if any, and other relevant factors.

Preferred Stock

Under our articles of incorporation, our board of directors is authorized, without stockholder action, to issue preferred stock in one or more series and to fix the number of shares and rights, preferences, and limitations of each series. Among the specific matters that may be determined by the board of directors are the dividend rate, the redemption price, if any, conversion rights, if any, the amount payable in the event of any voluntary liquidation or dissolution of our company, and voting rights, if any. As of the date of this report, four shares of Series A Preferred Stock were issued and outstanding. This preferred stock has super voting rights that enable the holder to control the election of our board of directors and, ultimately, our direction.

Payment of dividends on the common stock and preferred stock is within the discretion of the board of directors, is subject to state law, and will depend upon our earnings, if any, our capital requirements, financial condition, and other relevant factors.

Transfer Agent and Registrar

Our transfer agent is Colonial Stock Transfer Company, Inc., whose address is 66 Exchange Place, Salt Lake City, Utah 84111.

Equity Compensation Plan

As of the end of our most recent fiscal year on July 31, 2020, we had no plans under which our equity securities are authorized for issuance.

Subsequent to the end of our fiscal year, we adopted a long-term incentive plan \under which we are authorized to issue 20,000,000 shares of common stock. This plan has not been approved by the stockholders. To date options to purchase 1,200,000 shares have been granted under this plan. See Item 11. Executive Compensation—Long Term Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to future events or our future performance. The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, we cannot assure that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Business Overview

We were organized in Nevada on April 24, 2008, under the name Planet Resources, Corp., to reprocess mine tailings from previous mining operations. We were not successful in implementing this business plan. Various alternatives were considered to ensure our viability and solvency, but we had no activities between April 2011 and June 2018. In order to revive our company, a receiver was appointed in a Nevada state court proceeding in August 2015. On May 15, 2018, we privately sold 335,000 shares of restricted common stock, which constituted about 56% of our issued common stock, at $1.00 per share to OZ Corporation, which appointed new management and directors. We were released from receivership in July 2018.

Following the above change in control, we embarked on a new business plan to license and commercialize cell-extraction and replication technologies, primarily for medical products for pain relief and insomnia. These efforts lead to our Amended Restated License for cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses. In consideration of the grant of this license, we agreed to issue 210,000,000 shares of our common stock to Cell Science.

Since entering into the Amended Restated License, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses in order to position us to be able to commercially exploit the licensed technology after completion of the efficacy testing required to demonstrate its commercial viability, organize our corporate structure, and seek substantial amounts of additional capital required to implement our business plan.

Results of Operations

Years Ended July 31, 2020 and 2019

Revenues. We had no revenues during the years ended July 31, 2020 and 2019.

Consulting Fees. Consulting fees were $700,583 and $10,559,026 for the years ended July 31, 2020 and 2019, respectively, an increase of $9,858,443, or 93%. During the year ended July 31, 2020, we issued 11,061,816 restricted shares of common stock to OZ Corporation in consideration of ongoing consulting and advisory services provided to us. The estimated fair value of the stock was $553,091 and has been expensed and included in consulting fees in the year ended July 31, 2020.  On December 20, 2018, we entered into a license agreement with Cell Science under which we were granted an exclusive license by Cell Science with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments. In consideration of this license, we issued 210,000,000 shares of common stock, subject to certain adjustments,  The $10,500,000 estimated fair value of the stock has been expensed and included in consulting fees in the year ended July 31, 2019.

Professional Fees. Professional fees were $281,044 and $51,581 for the years ended July 31, 2020 and 2019, respectively, an increase of $229,463 or 444%. Increases in professional fees period over period resulted from our increased activities and our corresponding periodic reporting obligations under federal securities laws, and we expect this will continue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $108,222 and $40,619 for the years ended July 31, 2020 and 2019, respectively, an increase of $67,603 or 166%. The increase period over period is attributable to increasing activities, which we expect will continue.

Other Income (Expenses). We had net other expenses of $16,817 and $668 for the years ended July 31, 2020 and 2019, respectively, an increase of $16,149 or 2,417%, as a result of the increase in loans and notes payable due to related parties which increased by a principal amount of 226,765 from July 31, 2019 to July 31, 2020.

Net Loss. We had a net loss of $1,106,666 for the year ended July 31, 2020, compared to $10,651,894 for the year ended July 31, 2019, a decrease of $9,545,228, or 90%. The decrease in net loss was mainly due to the large consulting expense in the quarter ended April 30, 2019, for stock issued to Cell Science under the Amended Restated License.

Liquidity and Capital Resources

As of July 31, 2020

As of July 31, 2020, we had cash of $19,754, compared to $1,633 as of July 31, 2019. We continue to consume working capital in the pursuit of our business plan using proceeds from loans or sales of our equity.

For the year ended July 31, 2020, cash increased by $18,121, from $1,633 on July 31, 2019, to $19,754 on July 31, 2020.

Net cash used in operating activities was $493,643 during the year ended July 31, 2020, with a net loss of $1,106,666, which was offset by stock-based compensation of $553,091, an increase in accounts payable of $45,196, and an increase in accrued liabilities of $14,736.

During the year ended July 31, 2020, we had no net cash flows from investing activities.

During the year ended July 31, 2020, financing activities provided $511,764 in net cash, which consisted off $284,999 in proceeds from the sale of common stock, proceeds from notes payable from related parties in the amount of $245,081 and payments on notes payable to related parties in the amount of $18,316.

Future Capital Requirements

Our current capital resources will not be sufficient to fund our operating activities and other capital resource demands during the next 12 months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt and, ultimately, to attain profitable operations. We expect that we will continue to rely on debt and equity financing from external sources, including related parties. We cannot assure that we will be able to successfully complete any of these activities.

We are presently seeking debt and equity financing to fund the possible $3.5 million one-time payment under our technology license from Cell Science in order to obtain a fully paid, royalty license to the technology on which our business is based. We cannot assure, however, that any such financings will be available, or will otherwise be made on terms acceptable, to us. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our security holders, including the investors in this offering.

In addition to the above requirements, we are also seeking additional debt and equity financing to fund payment of additional trade and other obligations incurred and costs of implementing our business plan. Our ability to attract debt financing will be substantially impaired by our current lack of both revenues and a robust, viable trading market for our common stock. Accordingly, any debt financing will likely be convertible to common stock, at the lender’s option, at prices discounted to our stock trading price at the time of conversion, which could dilute the interests of existing stockholders. We cannot assure that any such financings will be available, or can be completed on terms acceptable, to us. Any transaction involving the issuance of preferred or common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our current security holders.

Management’s Plan to Continue as a Going Concern

Our independent registered public accounting firm’s report contains an explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to obtain capital from the sale of our securities and short-term borrowings from stockholders or related parties when needed. However, management cannot provide any assurance that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Pronouncements

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor estimates made during the preparation of our financial statements.

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements.

While all these accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those that have the most substantial impact on our financial statements and require management to use a greater degree of judgment and estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position, or liquidity for the periods presented in our annual report.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Revenue Recognition

Revenue is recognized upon delivery of goods when the sales price is fixed or determinable and collectability is reasonably assured. Revenue is not recognized until persuasive evidence of an arrangement exists.

Stock-Based Compensation

We account for stock-based compensation under Accounting Standards Codification Topic 718, “Compensation–Stock Compensation,” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Advertising

Advertising costs that are not material for the periods presented are expensed as incurred.

Basic and Fully Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of July 31, 2020 and 2019, and for the periods presented.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements and believe that none of them will have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included following the signature page to this report beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2020.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

•lack of appropriate segregation of duties;

•lack of control procedures that include multiple levels of supervision and review;

•lack of robust integrated and tested internal accounting systems;

•lack of financial resources to engage adequate external expertise;

•one executive had the ability to transfer from our bank accounts; and

•overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Implemented or Planned Remedial Actions in Response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2020, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Title	Director Since
Thomas K. Emmitt	58	President, Chief Executive Officer, Chief Financial Officer and Director	May 2018

Peter Whitton	53	Director	January 2020

Aristotle Popolizio	25	Vice President, Secretary and Director	January 2020

Evripides Drakos	47	Director	January 2020

Term of Office

All of our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by, and serve at the pleasure of, our board of directors.

Significant Employees

We do not currently employ any significant employees other than Mr. Emmitt.

Family Relationships

There are no family relationships between any of our directors or executive officers, either by blood or by marriage.

Background and Business Experience

Thomas K. Emmitt was appointed as our Chief Executive Officer and a director in May 2018 in order to facilitate our release from the Nevada receivership and the assumption of control by OZ Corporation. In addition to these roles, Mr. Emmitt is principal of the Law Office of Tom Emmitt, a law firm specializing in civil litigation. Mr. Emmitt has successfully prosecuted over 400 civil cases in the areas of personal injury and employment law. From March 2009 through January 2016, Mr. Emmitt was in-house counsel to Green Medica Holdings Corporation, a nutraceutical company specializing in mushroom derivatives and DHA/GPC products. Beginning in January 2016, and continuing through the present, Mr. Emmitt has been in-house counsel to the OZ Corporation, a management consulting company providing services to small and mid-cap companies, and overseeing processes, strategic planning, startup funding and recruitment of management executives. Finally, Mr. Emmitt has been the President of Belltower Entertainment Corp. (BTOW), a publicly traded entity since December 2017. Mr. Emmitt is experienced in all phases of financial analysis, information technology and marketing. Mr. Emmitt is a graduate of Ventura College, and the West Los Angeles School of Law, and resides in Santa Monica, California with his wife of 23 years.

Dr. Peter Whitton has over 20 years’ experience in plant cell culturing and research. Dr. Whitton has a BSC in biology with chemistry and a PhD in biochemistry. He is a member of the Institute of Biology and a chartered biologist, a member of the Royal Society of Chemistry and a Fellow of the Institute of Biomedical Sciences. Dr. Whitton has provided advisory services to leading pharmaceutical companies such as GlaxoSmithKline, Brentford, United Kingdom, and Boots, Nottingham, United Kingdom on regulatory strategy, as well as directing research and providing toxicology advice to Pfizer Pharmaceutical Company, Parsnipanny, New Jersey. Dr. Whitton previously served as director and chief scientific officer for Naturally Scientific Technologies Ltd., Nottingham, United Kingdom where he developed and patented methods for the production of glyceraldehyde from CO2 and the production of lipids using plant cell culture technologies. Prior to joining Naturally Scientific, Dr. Whitton ran and managed his own research organization, Phyto-Research Ltd., Loughborough United Kingdom for five years and secured a number of patents in the field of plant tissue cultures and natural sciences, as well as providing research and advisory services to leading pharmaceutical companies and universities. During this period, Dr. Whitton also worked with The Serious and Organized Crime Directorate of the Metropolitan Police [New Scotland Yard, London, United Kingdom with Assistant Commissioner Tarique Gaffur on the development of new drug and explosive detection techniques. Dr. Whitton held the position of senior scientist for a number of years for Phyto Medica Ltd, Hinckley, United Kingdom specializing in the preparation of herbal-based remedies and cosmetics and was responsible for research, quality and conformance with British Pharmacopeia Standards and compliance with Cosmetic Safety regulations. Dr. Whitton has successfully patented many bio-technology patents with a particular focus on the use of plant cell technology for industrial applications. Dr. Whitton was a co-founder and currently services as a director of Lykke Research Ltd., Syston Leicester, United Kingdom, a bio-technology company that has developed and patented a process to produce the API (Active Pharmaceutical Ingredient) from the Hoodia Gordonii plant from cell cultures for use in the dietary supplements market as an appetite suppressant. He is the co-founder and a director of PhytoCyte Pty, a bio-technology company that has developed a process to produce cannabinoids and their APIs from cell cultures for the medicinal and recreational cannabis markets.

 Aristotle Popolizio is the head of Investment Relations at Inter-M Traders Ltd., Limassol, Cyprus, a family office investment fund, with offices in Cyprus and New York City. Mr. Popolizio leads a team in research, raising capital, and the development of operational risk management plans and ensures the company is appropriately and strategically positioned with analysts, investors, and all stakeholders. Mr. Popolizio has a BS in risk management and a minor in international business from the Smeal College of The Pennsylvania State University. Mr. Popolizio provides advisory services in a wide variety of sectors, including pharmaceutical companies, bio-medical companies, accountants, attorneys, and government bodies.

Evripides (Roy) Drakos is a technology inventor, investment advisor and market development strategist, globally recognized in his field of expertise. Whilst known for his strategy and business development achievements he is also acting as the principal advisor and managing partner for private equity investments and boutique family offices. With twenty-five years of experience in technology pioneering and many years in financial engineering underwrite his involvement in emerging markets medical science, renewable energy and hi-tech patents investment. Today Roy serves as the strategy and business development associate for blue chip technology service provider in California and as a principal investment advisor and managing partner for Inter-M Traders Group of Companies.

Directorships

No director or person nominated or chosen to become a director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the U.S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by us representations from certain reporting persons, we believe that for the fiscal year ended July 31, 2020, the required beneficial ownership reports have not been filed by all officers, directors and beneficial owners more than 10%, except that OZ Corporation failed to file 15 reports on Form 4 for approximately 197 private sales of common stock. We have requested that such party file the delinquent reports to comply with its filing requirements.

Code of Ethics

On September 22, 2020, subsequent to the period covered by this report, we adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

•honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•full, fair, accurate, timely and understandable disclosure in SEC reports and in other public communications;

•compliance with applicable governmental laws, rules and regulations;

•prompt internal reporting of violations of the code of ethics to appropriate person or persons identified in the code of ethics; and

•accountability for adherence to the code of ethics.

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethic, which is included and incorporated by reference as an exhibit to this report. The Code of Ethics is also available on our website at www.bakhuholdings.com.

Audit Committee and Audit Committee Financial Expert

On September 22, 2020, subsequent to the period covered by this report, we adopted an Audit Committee Charter to govern the Audit Committee.  Until such time as we have appointed the requisite minimum number of independent directors, according to the rules of the principal market on which our shares are traded, the entire Board shall serve as the audit committee. The description of the Audit Committee Charter contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics filed as Exhibit 10.07 to that certain Current Report on Form 8-K filed October 1, 2020.

Committees of the Board

We currently do not have nominating, compensation, or audit committees or committees performing similar functions and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Thomas K. Emmitt	2020	-	-	-	-	-	-	-	-
President and CEO	2019	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

Mr. Emmitt was appointed as the President, Chief Executive Officer, Secretary, Chief Financial Officer, and Director on May 15, 2018, and served without compensation through September 22, 2020, at which time Mr. Emmitt as well as the other directors were granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price per share of $5.10.

Director Compensation

There was no compensation paid to any director during the year ended July 31, 2020.

We compensate each of our directors with an annual grant of stock options under our 2020 Long-Term Incentive Plan (“2020 Plan”), in an amount and on terms to be determined by the board of directors. On September 22, 2020, subsequent to the period covered by this report, in consideration of their past services, and continuing through September 2021, we granted to each of Thomas K. Emmitt, Dr. Peter Whitton, Aristotle Popolizio, and Evripides (Roy) Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price per share of $5.10. These options will be exercisable for seven years. The option exercise price is $5.10 per share, the fair market value of our common stock as of the date of grant. Subject to stockholder approval of the 2020 Plan by our stockholders by September 2021, options for 60,000 shares vest and are exercisable immediately, with the remaining options vesting at the rate of 1/12 per month thereafter, so that all options will be fully vested and exercisable on the anniversary of the date of grant. Further, unless a director resigns or has been terminated, we will grant each director annually, on the anniversary date of adoption of the 2020 Plan, options to purchase 120,000 additional shares of our common stock at an exercise price per share equal to 100% of the closing price of our common stock, which will continue in effect until the director is no longer on the board of directors. We also reimburse our non-employee directors for out-of-pocket expenses incurred in connection with attending board and committee meetings and have entered into an indemnification agreement with each of them.

There are no employment contracts, compensatory plans, or arrangements, including payments to be received from us with respect to any director that would result in payments to such person because of his resignation with us or our subsidiaries or any change in our control. There are no agreements or understandings for any director to resign at the request of another person. None of our directors’ or executive officers’ acts or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year End

As of July 31, 2020, we had no outstanding equity awards, pension plans, or other pension benefits to any person.

Long Term Equity Incentive Plan

On September 22, 2020, subsequent to the period covered by this report, the board of directors adopted the 2020 Plan, under which 20,000,000 shares of our common stock were reserved for issuance by us to attract and retain employees and directors and to provide such persons with incentives and awards for superior performance and providing services to us. The 2020 Plan is administered by a committee comprised of our board of directors or appointed by the board of directors, which has broad flexibility in designing stock-based incentives. The board of directors determines the number of shares granted and the option exercise price pursuant to the 2020 Plan.

Under the 2020 Plan, incentive stock options may be granted only to our employees and nonstatutory stock options, stock purchase rights, restricted stock units, and performance stock awards may be granted to employees, directors, or consultants who are natural persons under contract with us to provide bona fide services that are not in connection with a capital-raising transaction or do not directly or indirectly promote or maintain a market for our securities.

The 2020 Plan becomes effective on adoption by the board and will continue in effect for a term of no more than 10 years, however, the 2020 Plan needs to be approved by the stockholders within 12 months of the board’s initial adoption. The board may amend, alter, suspend, or terminate the 2020 Plan, and material amendments to the 2020

Plan may require stockholder approval. The 2020 Plan provides for adjustments in the number of shares of common stock covered by each outstanding option award resulting from a future recapitalization. In the event of a merger with another company or the sale of substantially all of our assets, each outstanding stock option award will be assumed, or an equivalent option award will be substituted, by the successor corporation.

Awards under the 2020 Plan cannot be sold, pledged, or assigned and may only be transferred under limited circumstances by will or by the laws of descent to immediate family members as defined in the 2020 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of November 12, 2020, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 300,114,000 shares of common stock and four shares of Series A Preferred Stock outstanding:

Security Ownership of Certain Beneficial Owners

	Common Stock		Preferred Stock		Combined
Name and Address of Beneficial Owner	Number	Percent of Class **	Number	Percent of Class **	Total Voting Power	Combined Voting Power

Cell Science Holding Ltd. (1)(2) and (3) Panteli Katelari 18A Agios, Ioannis 3012 Limassol, Cyprus	-	0.00%	4	100.00%	1,200,456,000	80.03%

Inter-M Traders FZ LLE (1)(2)(3) and (4) Panteli Katelari 18A Agios, Ioannis 3012 Limassol, Cyprus	120,000,000	39.98%	4	100.00%	1,320,456,000	88.03%

Mentone Ltd. (1)(2)(3)(5) and (6) 3 Coplow Crescent Syston, Leicester England LE7 2JE	90,000,000	29.99%	4	100.00%	1,290,456,000	86.03%

The OZ Corporation (1)(2)(3) and (6) One World Trade Center Suite 130 Long Beach, CA 90831	15,758,397	5.25%	4	100.00%	1,216,214,397	81.08%

**The percentages in the above table are based on 300,114,000 shares of common stock outstanding and four shares of Series A Preferred Stock outstanding which have an equivalent of 1,200,456,000 votes, voting with the common stock as a single class.

(1)Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four (4) shares of Series A Preferred Stock have the equivalent of 1,200,456,000 Votes and thus holder of the four (4) shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, our direction.

(2)Under the rules of the Securities and Exchange Commission, the named person or group is deemed to be the beneficial owner of all shares over which he or it exercises sole or shared dispositive or voting control, which includes the four (4) shares of Series A Preferred Stock owned of record by Cell Science Holding Ltd.

(3)Cell Science is owned by Inter-M Traders FZ LLE (40%), Mentone Ltd (30%), and The OZ Corporation (30%).  The sole director of Cell Science Holding Ltd., is Petros Charalambous. Each of the foregoing is deemed to beneficially own the four (4) shares of Preferred Stock owned by Cell Science.

(4)Inter-M Traders FZ LLE is owned and controlled by Demetri Michalakis, and therefore Mr. Michalakis is deemed to beneficially own the shares owned by Inter-M Traders FZ LLE.

(5)Mentone Ltd. is owned by Peter Whitton, Geoffrey Dixon, and Karl Watkin, all at 3 Coplow Crescent, Syston, Leicester, England LE7 2JE. Each of the foregoing is deemed the beneficial owner of shares owned by Mentone, Ltd.

(6)Consists of 90,000,000 shares of common Stock owned beneficially and of record and four (4) shares of Series A Preferred Stock owned beneficially through Cell Science Holding Ltd.

(7)The OZ Corporation is owned and controlled by John R. Munoz. Consists of 11,378,397 shares of Common Stock owned  beneficially and of record, 4,380,000 shares owned of beneficially and of record by John R Munoz, and four (4) shares of Series A Preferred Stock owned by Cell Science Holding Ltd., of which The OZ Corporation is a 30% owner.

Security Ownership of Management

	Common Stock		Preferred Stock		Combined
Name and Address of Beneficial Owner	Number	Percent of Class **	Number	Percent of Class **	Total Voting Power	Combined Voting Power

Thomas K. Emmitt (8) One World Trade Center Suite 130 Long Beach, CA 90831	300,000	0.10%	-	0.00%	300,000	0.02%

Peter Whitton (1)(2)(6) and (8) 3 Coplow Crescent Syston, Leicester England LE7 2JE	90,300,000	30.09%	4	100.00%	1,290,756,000	86.05%

Aristotle Popolizio (8) 206 Passaic Avenue Roseland, NJ 07068	300,000	0.10%	-	0.00%	300,000	0.02%

Evripides (Roy) Drakos (8) 139 C Gloucester Terrace Lancaster London, X0 W2 GDX	300,000	0.10%	-	0.00%	300,000	0.02%

All executive officers and directors as a group (four persons)	91,200,000	30.39%	4	100.00%	1,291,656,000	86.11%

** The percentages in the above table are based on 300,114,000 shares of common stock outstanding and four shares of Series A Preferred Stock outstanding which have an equivalent of 1,200,456,000 votes, voting with the common stock as a single class.

(1)Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four (4) shares of Series A Preferred Stock have the equivalent of 1,200,456,000 Votes and thus holder of the four (4) shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, our direction.

(2)Under the rules of the Securities and Exchange Commission, the named person or group is deemed to be the beneficial owner of all shares over which he or it exercises sole or shared dispositive or voting control.  Therefore, Peter Whitton as an owner of Mentone Ltd., which owns 30% of Cell Science is deemed to be the beneficial owner of the four (4) shares of Series A Preferred Stock owned of record by Cell Science Holding Ltd.

(3)Mentone Ltd. is owned by by Peter Whitton, Geoffrey Dixon, and Karl Watkin, all at 3 Coplow Crescent, Syston, Leicester, England LE7 2JE. Each of the foregoing is deemed the beneficial owner of shares owned by Mentone, Ltd.

(4)Consists of 90,000,000 shares of common Stock owned beneficially and of record and four (4) shares of Series A Preferred Stock owned beneficially through Cell Science Holding Ltd.

(5)Includes options granted to each director in September 2020 to purchase 300,000 shares of common stock at $5.10 per share, vesting over one year and exercisable for seven years.

__________________________________

Except as noted, the persons named in the above tables have sole voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the SEC, which generally means that a person is deemed to have beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Each director, executive officer, or 5% or more beneficial stockholder has furnished the information respecting beneficial ownership. All securities of the same class beneficially owned by a person, regardless of the form of such beneficial ownership, are aggregated in calculating the number of shares beneficially owned by such person. Shares owned by an entity are generally deemed beneficially owned by each executive officer, director, or beneficial or of record owner of 10% or more of the issued common stock of the entity. Stock held by a person in a trust or other entity organized by a person in order to circumvent the beneficial ownership attribution rules are deemed owned by the person creating such trust or other entity.

Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four (4) shares of Series A Preferred Stock have the equivalent of 1,200,456,000 Votes and thus holder of the four (4) shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Applicable ownership percentages are based on 300,114,000 shares of common stock and four shares of Series A Preferred Stock outstanding immediately preceding the filing of this report. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed the holder of options to beneficially own the common stock purchasable on exercise of the options, without respect to when the granted options may vest.  We considered shares issuable under options held by a particular person or group as outstanding for the calculation of percentages of ownership of the particular person or group. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Changes in Control

To the best of our knowledge there are no present arrangements or pledges of our securities, which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

We have authorized for issuance 20,000,000 shares of common stock under our Long Term Equity Incentive Plan adopted subsequent to July 31, 2020. See Item 11. Executive Compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

The following relationships are known by us to exist among parties with whom or which we have had or have transactions.

•We obtained the license of rights to the intellectual property on which our business is based from Cell Science Holding Ltd., which is owned 40% by Inter-M Traders FZ, LLE., 30% by Mentone Ltd., and 30% by OZ Corporation.

•Inter-M Traders FZ, LLE, which is owned and controlled by Demetri Michalakis, owns 120,000,000 shares of our outstanding common stock, and as a 40% owner of Cell Science which owns all four (4) shares of our outstanding Series A Preferred Stock, together represents 88.03% of the voting power of the corporation on all matters submitted to the stockholders for consideration. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Additionally, and as a result of its ownership in Cell Science, Inter-M Traders FZ, LLE has an indirect interest in the licensor, Cell Science. Mr. Michalakis is the father of Aristotle Popolizio, our director and an executive officer.

•The OZ Corporation is owned and controlled by John R. Munoz. OZ Corporation and John R. Munoz own beneficially and of record 11,378,397 and 4,380,000 shares of our outstanding common stock, respectively, and as a 30% owner of Cell Science which owns all four (4) shares of our outstanding Series A Preferred Stock, together represents 81.08% of the voting power of the corporation on all matters submitted to the stockholders for consideration. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Additionally, and as a result of its ownership in Cell Science, OZ Corporation has an indirect interest in the licensor, Cell Science.

•Mentone Ltd., a United Kingdom company, is owned by Dr. Peter Whitton, Geoffrey Dixon, and Karl Watkin. Mentone Ltd., owns 90,000,000 shares of our outstanding common stock, and as a 30% owner of Cell Science which owns all four (4) shares of our outstanding Series A Preferred Stock, together represents 86.05% of the voting power of the corporation on all matters submitted to the stockholders for consideration. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Additionally, and as a result of its ownership in Cell Science, Mentone Ltd., has an indirect interest in the licensor, Cell Science.

•Dr. Peter Whitton, our director, is the inventor of the licensed technology that is the subject of the Amended Restated License set forth above, and as a result of his ownership in Mentone Ltd., has an indirect interest in the licensor, Cell Science.

•Thomas K. Emmitt, our director, president, and chief executive officer, and chief financial officer, also serves as in-house legal counsel to the OZ Corporation.

•Aristotle Popolizio our director, vice president and secretary, also serves as an executive Investment Relations at Inter-M Traders Ltd. He is the son of Demetri Michalakis, who controls Inter-M Traders FZ LLE,

•Evripides (Roy) Drakos is our director, and a high-tech investment advisor focusing on national and international expansion strategies.

Except as set forth above, none of the above parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Related Party Transactions

The following transactions to which we are a party, were entered into between related parties and are not, therefore, the result of arm’s length negotiations. We cannot assure that the terms and conditions of these transactions are as favorable to us as we could have obtained in arm’s length negotiations between qualified unrelated parties in similar circumstances.

Patent and Technology License

As discussed above, we entered into a Patent and Technology License Agreement dated December 20, 2018, with Cell Science that was amended and restated by an Amended and Restated Patent and Technology License Agreement dated December 31, 2019, and further amended on September 22, 2020. We refer to these agreements in this report together as the “Amended Restated License.” As consideration for this license, we issued 210,000,000 shares of our common stock to Cell Science, which then became our principal common stockholder. Of the shares initially issued, 20,000,000 have been released and 190,000,000 shares are subject to reduction based on the results of the Efficacy Demonstration as discussed above. As additional consideration for the grant of the License, we will make a one-time payment of $3,500,000 cash payment to Cell Science following completion of the Efficacy Testing, subject to certain adjustments and credits.

Issuance of Preferred Stock

See discussion above under Item 1. Business—Organization.  Further, on August 8, 2018, we issued four shares of newly authorized preferred stock to OZ Corporation in consideration of consulting services.

Efficacy Demonstration Laboratory Agreement

As stated above, we and the OZ Corporation are parties to that certain Efficacy Demonstration Laboratory Agreement which memorializes the understanding and agreement by and between us and the OZ Corporation under which we engaged the OZ Corporation to undertake the Efficacy Demonstration required under the Amended Restated License. Pursuant to the Efficacy Demonstration Laboratory Agreement agreed to repay all costs incurred by the OZ Corporation in performing the Efficacy Demonstration in accordance with Efficacy Demonstration Laboratory Agreement. We consider this agreement to have been superseded by the Agreement, Assignment Waiver and Estoppel dated September 22, 2020, between us, the OZ Corporation, and others and is not being implemented.

OZ Advances to Us

Our controlling stockholder, the OZ Corporation has advanced or paid for certain expenses associated with our operations, or loaned monies to us. Such advances or loans are evidenced by a Promissory Note dated August 1, 2019. As of July 31, 2020, the outstanding principal balance and accrued interest owing under the promissory note were $374,278 and $-0-, respectively. The principal amount of the promissory note will be increased by the amount of any additional advances of funds made by OZ Corporation to us, from time to time. This note was initially due December 31, 2019, but we did not have cash available to pay it. The note provides that we may extend the due date by an addition 12 months by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at OZ Corporation’s option be advanced and added to the then outstanding principal balance. The note provides that OZ may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of our common stock at a conversion price equal to 80% of the average closing price of our common stock for the 90 trading days before the conversion date, rounded up to the nearest whole share.

Consulting Services

On March 9, 2020, we issued issue 11,061,816 restricted shares of common stock to OZ Corporation in consideration of the consulting and advisory services provided to us, valued at $553,091.

Office Cost Sharing Agreement

On September 22, 2020, we and the OZ Corporation our controlling stockholder, entered into an Office Cost Sharing Agreement under which we agreed to share the office costs and expenses associated with the office space, equipment, telephone and internet service, utilities, answer services and support staff provided by OZ for a fixed amount of $34,000 per month.  We use these facilities for Thomas K. Emmitt, our President and CEO, Our accounting staff, and Bus Dev Centre, Inc. and its principal, Donald Clark, who provides advisory and consulting services in furtherance of, among other things, the efficacy demonstration and our anticipated sublicensing efforts.

Except as set forth above, we have not been a party to any transactions between persons who were, at the time of the transaction, an executive officer, director, or principal stockholder of our company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of BF Borgers CPA, P.C. has served as our independent registered public accounting firm since the year ended July 31, 2018. We anticipate that representatives of BF Borgers CPA, P.C. will be present at any annual meeting and will be provided the opportunity to make a statement, if they desire to do so, and respond to appropriate questions.

Audit Fees

For our fiscal year ended July 31, 2020, we were billed approximately $20,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended July 31, 2019, we were billed approximately $11,780 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended July 31, 2020 and 2019, we did not incur any audit-related fees.

Tax Fees

We did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended July 31, 2020 and 2019.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2020 and 2019.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Services

Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the board of directors. The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission’s rules on auditor independence. The board of directors preapproves specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the board of directors.

Tax Services

The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services

Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures

All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to board of directors for approval.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements. The following financial statements are filed as part of this report:

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
4(i)	Certificate of Designation of Series A Preferred Stock (1)
4(ii)	Certificate of Designation of Series B Preferred Stock (1)
10.1	Patent and Technology License Agreement dated December 20, 2018 (2)
10.2	Amended and Restated Patent and Technology License Agreement dated December 31, 2019 (3)
10.3	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020 (4)
10.4	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020 (4)
10.6	Efficacy Demonstration Laboratory Agreement dated June 10, 2020 (5)
10.7	Amendment to Amended and Restated License Agreement dated September 22, 2020 (6)
10.8	Agreement, Assignment Waiver and Estoppel dated September 22, 2020 (6)
10.9	Form of Indemnification Agreement (6)
10.10	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.11	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.12	Bakhu 2020 Long-Term Incentive Plan (6)
10.13	Audit Committee Charter (6)
14.01	Code of Ethics (6)
21	Subsidiaries (5)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (7)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (7)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended July 31, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

(1)Previously filed on Form 8-K on August 22, 2018

(2)Previously filed on Form 8-K on December 27, 2018

(3)Previously filed on Form 8-K on January 14, 2020

(4)Previously filed on Form 8-K on April 27, 2020

(5)Previously filed on Form 8-K on June 12, 2020

(6)Previously filed on Form 8-K on October 1, 2020

(7) Filed herewith

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

**

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2020	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief executive Officer and Principal Accounting Officer

Dated: November 12, 2020	/s/Peter Whitton
Peter Whitton, Director

Dated: November 12, 2020	/s/ Aristotle Popolizio
Aristotle Popolizio, Director

Dated: November 12, 2020	/s/ Evripides Drakos
Evripides (Roy) Drakos, Director

BAKHU HOLDINGS CORP.

FINANCIAL STATEMENTS

July 31, 2020 and 2019

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Bakhu Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bakhu Holdings, Corp. (the "Company") as of July 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

November 13, 2020

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets

ASSETS

	July 31,	July 31,
	2020	2019

CURRENT ASSETS

Cash and cash equivalents	$ 19,754	$ 1,633

Total Current Assets	19,754	1,633

TOTAL ASSETS	$ 19,754	$ 1,633

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 50,404	$ 5,208
Accrued interest	14,736	-
Short term borrowings - related parties	-	147,513
Notes payable - related parties	374,278	-

Total Current Liabilities	439,418	152,721

TOTAL LIABILITIES	439,418	152,721

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized,
4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized,
300,114,000 and 288,938,184 shares issued and outstanding,
respectively	300,114	288,938
Additional paid-in capital	15,004,900	14,177,986
Accumulated deficit	(15,724,678)	(14,618,012)

Total Stockholders' Equity (Deficit)	(419,664)	(151,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 19,754	$ 1,633

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations

	For the Years Ended
	July 31,
	2020	2019

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting fees	700,583	10,559,026
Professional fees	281,044	51,581
Selling, general and administrative	108,222	40,619

Total Operating Expenses	1,089,849	10,651,226

LOSS FROM OPERATIONS	(1,089,849)	(10,651,226)

OTHER INCOME (EXPENSES)

Interest expense	(16,817)	(668)

Total Other Income (Expenses)	(16,817)	(668)

LOSS BEFORE INCOME TAXES	(1,106,666)	(10,651,894)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,106,666)	$ (10,651,894)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	293,290,374	170,225,855

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period August 1, 2018 through July 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2018	-	-	71,938,184	71,938	3,884,787	(3,966,118)	(9,393)

Stock issued for services	4	-	-	-	-	-	-

Stock issued for the conversion of debt	-	-	7,000,000	7,000	3,199	-	10,199

Stock issued for consulting fees	-	-	210,000,000	210,000	10,290,000	-	10,500,000

Net loss for the year ended
July 31, 2019	-	-	-	-	-	(10,651,894)	(10,651,894)

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Stock issued for consulting fees	-	-	11,061,816	11,062	542,029	-	553,091

Stock issued for cash	-	-	114,000	114	284,885	-	284,999

Net loss for the year ended
July 31, 2020	-	-	-	-	-	(1,106,666)	(1,106,666)

Balance, July 31, 2020	4	$ -	300,114,000	$ 300,114	$ 15,004,900	$ (15,724,678)	$ (419,664)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (1,106,666)	$ (10,651,894)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	553,091	10,500,000
Changes in operating assets and liabilities:
Accounts payable	45,196	(7,792)
Accrued liabilities	14,736	668

Net Cash Used by Operating Activities	(493,643)	(159,018)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	284,999	-
Proceeds from short term borrowings - related parties	-	147,513
Proceeds from notes payable - related parties	245,081	-
Payments on notes payable - related parties	(18,316)	-

Net Cash Provided by Financing Activities	511,764	147,513

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,121	(11,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,633	13,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 19,754	$ 1,633

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$ 147,513	$ -
Common stock issued for the conversion of debt	$ -	$ 10,199

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2020 and 2019

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Planet Resources, Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009, the Company also began to look for other types of business to pursue that would benefit the stockholders. In order to pursue businesses that may not be in the mining industry the name of the Company was changed with the approval of the Directors and Stockholders to Bakhu Holdings, Corp. on May 4, 2009 (“Bakhu,” or the “Company”).

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2020 the Company has accumulated losses of $15,724,678.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,724,678 as of July 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

July 31, 2020 and 2019

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

Basic EPS is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2020 and 2019

NOTE 3 - PREFERRED AND COMMON STOCK

On August 8, 2018, the Board of Directors of the Company approved the amendment and restatement of the Company’s Articles of Incorporation. The purpose of the amendment and restatement of the Articles of Incorporation was to:

(i)Increase the number of authorized shares of Common Stock to 500,000,000;

(ii)Increase the number of authorized shares of Preferred Stock to 50,000,000;

(iii)Grant the Board of Directors the rights to designate classes of preferred stock, and to define the powers, preferences, rights, and restrictions thereof;

The preferred and common stock has a par value of $ 0.001 per share.

On August 8, 2018, the Company issued 4 shares of Series A Preferred Stock to the Company’s controlling stockholder, The OZ Corporation, a California corporation, in consideration of consulting services rendered to the Company.

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

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and the OZ Corporation.  The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision. The estimated fair value of the stock was $553,091 and has been expensed and included in “Consulting fees” in the year ended July 31, 2020.

On July 24, 2020, the Company issued 114,000 restricted shares of Common Stock to five accredited investors, for cash at a price of $2.50 per share for aggregate consideration of $285,000.  No underwriters were used. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) and Regulation S of the Securities Act of 1933.

NOTE 4 - INCOME TAXES

As of July 31, 2020, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2020 and 2019

NOTE 5 - RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of July 31, 2020, and July 31, 2019 the Company’s Receiver had extended $-0- and $-0-, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status. During the three months ended April 30, 2019, the principal amount of $8,829 and accrued interest of $1,370 was replaced by convertible promissory notes and immediately converted into 7,000,000 shares of common stock.

The Company’s controlling stockholder, The OZ Corporation, paid for certain expenses associated with the operations of the business. These short-term loans to the Company carry an interest rate of 0%. As of July 31, 2020, and July 31, 2019 The OZ Corporation had extended $-0- and $147,513, respectively, in short term borrowings to the Company.

NOTE 6 - NOTES PAYABLE

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling stockholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513 (See Note 5), and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  During the year ended July 31, 2020, the Company made payments of $18,316 against the principal balance of the note.  The principal balance and accrued interest due on the note were $324,278 and $14,736, respectively as of July 31, 2020.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of July 31, 2020 and continues to have a negative book value.  Furthermore, the company has not generated any revenue to date.

NOTE 7 - SUBSEQUENT EVENTS

On September 22, 2020, subsequent to the period covered by this report, Cell Science Holdings Ltd., (“Cell Science”) and the Company entered into an Amendment to the Amended and Restated Patent Technology License Agreement (the “Amendment”).  Cell Science and the Company are parties to that certain Patent and Technology License Agreement, dated December 20, 2018, which on December 31, 2019, was restated in its entirety by the Amended and Restated Patent and Technology License Agreement (the “Restated License”, and was further amended by the Amendment (collectively the “Amended Restated License Agreement”).  Pursuant to the Amended Restated License Agreement, Cell Science is referred to as the Licensor and the Company is referred to as the Licensee.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2020 and 2019

NOTE 7 - SUBSEQUENT EVENTS (continued)

Pursuant to the Amendment, the Restated License was revised and amended as follows:

1.Exhibit 1 attached to the Amendment entitled “Revised Laboratory Testing Requirements for Section 4.2” (“Efficacy Demonstration”) fully replaces and supersedes the Exhibit 1 attached to the Restated License.

2.Section 4.1 of the Restated License was amended to provide that 190,000,000 of the 210,000,000 shares of Bakhu Common Stock previously delivered to Cell Science by the Company shall remain subject to forfeiture (the “Contingent Shares”), and 20,000,000 shares will be free from possible forfeiture and be released to Cell Science (the “Released Shares”).

3.To clarify the criteria and procedure to be applied in the Efficacy Demonstration in determining the percentage of achievement against the Standard Results claim by the Inventor, which would be used to  calculate the number of Contingent Shares to be forfeited and delivered by Cell Science to the Company, as provided in Section 4.1 of the Amended Restated License Agreement, and the amount of the reduction to the one-time payment of U.S. $3.5 million, less an amount equal to all cash and expense advances to Cell Science representatives to the Science Team.

4.To provide that the one-time cash payment under the Amended Restated License Agreement, as adjusted, upon the final determination of the percent of achievement, will be paid pursuant to the promissory note to be executed by the Company in favor of Cell Science, in the form attached as Exhibit 2 to the Amendment.

5.To provide that concurrently with the execution of the Amendment, Cell Science will execute, have acknowledged, and deliver to Bakhu the Patent and Technology License in the form attached as Exhibit 3, to the Amendment, which will be held in trust by Bakhu.  Upon Bakhu’s delivery of the License Consideration as provided in the Amendment, Bakhu will record the form of Patent and Technology License in the form of Exhibit 3 attached to the Amendment.

6.To provide that upon payment of the License Consideration as provided in the Amendment, Bakhu will be deemed to have satisfied all representations, warranties, terms, covenants, and conditions required under the Amended Restated License Agreement to have been performed, satisfied, or met by Bakhu under the Amended Restated License Agreement. Thereafter, no right, remedy, cause of action, or claim for relief will be based thereon. No further misrepresentation, statement, warranty, act, failure to make any statement, action, or failure to act by Bakhu, including failure to fully and timely perform any term, covenant, or condition of the Note, including payment of all amounts due, will alter or affect in any way the right and license granted to Bakhu hereunder or the rights granted by Bakhu to sublicensees. Notwithstanding the foregoing, the Amended Restated License Agreement provides that if Bakhu is found in any final, non-appeal order by a court having jurisdiction in the premises, liable to Cell Science for any breach of or default under the Amended Restated License Agreement or any material misrepresentation or failure to state a material fact required to be stated in order to make any statement that is made not misleading, Cell Science’s remedy will be limited to substitution as sublicensor under any sublicense granted by Bakhu, subject to generally prevailing equitable principles and applicable rights and limitation under U.S. Bankruptcy Law

7.To provide that any breach of or default by Bakhu under Section 7 of the Restated License, “Patent Expenses and Prosecution”, will not alter, affect, or result in the forfeiture of the rights and license granted hereunder or any sublicense or similar rights granted by Bakhu in accordance with its rights and license.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2020 and 2019

NOTE 7 - SUBSEQUENT EVENTS (continued)

On September 22, 2020, subsequent to the period covered by this report, the Company granted to each of its directors, Thomas K. Emmitt, Peter Whitton, Aristole Popolizio and Evripides Drakos, a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price of $5.10 per share, representing the current price at which the Company is offering and selling its restricted shares for cash in its capital raising efforts. Such Options shall be exercisable for a period of seven years.  Twenty percent (20%) (i.e. 60,000) of the options shall vest and be exercisable immediately with the remaining 240,000 options vesting at the rate of 1/12 (i.e. 20,000 shares) per month so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

On September 22, 2020, subsequent to the period covered by this report, Peter Whitton (“Whitton”), Mentone Ltd., a corporation organized under the laws of England and Wales (“Mentone”), Cell Science, and its stockholders Inter-M Traders FZ LLE (“Inter-M”), The OZ Corporation (“OZ”), and Mentone, along with the Company, entered into an Agreement, Assignment, Waiver and Estoppel (the “Estoppel Agreement”).  Pursuant to the Estoppel Agreement Whitton and Mentone acknowledged and confirmed their previous successive assignments of the Intellectual Property (as defined in the Estoppel) to Cell Science and waived any right of reversion or other claim to regain any right, title or interest in the Intellectual Property.  Additionally the parties ratified and acknowledged that Cell Science is the sole ownership of the Intellectual Property and confirmed the license by Cell Science, as Licensor of the Intellectual Property and the Bakhu Licensed Technology (as defined in the Estoppel), to the Company, as licensee, pursuant to the Amended Restated License Agreement.

On September 22, 2020, subsequent to the period covered by this report, in order to protect its current officers and directors and to assure them of adequate protection supplemental to and in furtherance of the protection provided by the Articles of Incorporation, the Bylaws and the applicable Nevada law, the Company entered into Indemnification Agreements with its directors, Thomas K. Emmitt, Peter Whitton, Aristotle Popolizio and Evripides Drakos.

On September 22, 2020, subsequent to the period covered by this report, the Company, OZ, and Bus Dev Centre, Inc., a Nevada Corporation ("BDC") have determined that the services provided by BDC to OZ have been, and will continue to be, in furtherance of the interest of the Company, OZ, the Company and BDC entered an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) under which OZ  transferred and assigned to the Company and the Company assumed all rights and obligations to BDC under that certain Consulting Agreement dated August 15, 2018, as revised on August 17, 2018 (the "BDC Consulting Agreement") under which BDC provides advisory and consultancy services to OZ in furtherance of the Efficacy Demonstration on behalf of the Company, including without limitation services related to, the validation and commercialization of the licensed science, requirements for the Company to prepare a compliant sublicensing and business model, guidance for the compliant operations of a commercial facility by the Company, and general overview of prospective strategies in the Cannabis and CBD related industry.

On September 22, 2020, subsequent to the period covered by this report, the Company and OZ entered into an Office Cost Sharing Agreement under which the Company agrees to share the office costs and expenses associated with the office space, equipment, telephone and internet service, utilities, answer services and support staff provided by OZ to the Company for a fixed amount of $34,000 per month.  The Company uses these facilities for Thomas K. Emmitt the President and CEO of the Company, its accounting staff, and BDC, and its principal, Donald Clark, who provides advisory and consulting services in furtherance of, among other things, the efficacy demonstration and the Company’s anticipated sublicensing efforts.