Form 10-Q
period 2020-10-31
Bakhu Holdings, Corp.
filed 2020-12-16
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 31, 2020

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
N/A

As of December 14, 2020, the Registrant had 300,114,000 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	October 31,	July 31,
	2020	2020

CURRENT ASSETS

Cash and cash equivalents	$ 858	$ 19,754

Total Current Assets	858	19,754

TOTAL ASSETS	$ 858	$ 19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 55,393	$ 50,404
Accrued interest	21,326	14,736
Notes payable - related parties	529,278	374,278

Total Current Liabilities	605,997	439,418

TOTAL LIABILITIES	605,997	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,114,000 shares issued and outstanding	300,114	300,114
Additional paid-in capital	15,004,900	15,004,900
Accumulated deficit	(15,910,153)	(15,724,678)

Total Stockholders' Equity (Deficit)	(605,139)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 858	$ 19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting fees	58,725	2,671
Professional fees	97,575	28,663
Selling, general and administrative	22,585	973

Total Operating Expenses	178,885	32,307

LOSS FROM OPERATIONS	(178,885)	(32,307)

OTHER INCOME (EXPENSES)

Interest expense	(6,590)	(2,425)

Total Other Income (Expenses)	(6,590)	(2,425)

LOSS BEFORE INCOME TAXES	(185,475)	(34,732)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (185,475)	$ (34,732)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	300,114,000	288,938,184

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (185,475)	$ (34,732)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,989	(5,208)
Accrued liabilities	6,590	2,425

Net Cash Used by Operating Activities	(173,896)	(37,515)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	155,000	39,500

Net Cash Provided by Financing Activities	155,000	39,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,896)	1,985

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 858	$ 3,618

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activity:
Issuance of notes payable - related parties to replace short
term borrowings - related parties	$ -	$ 147,513

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended October 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Net loss for the three months ended
October 31, 2020	-	-	-	-	-	(185,475)	(185,475)

Balance, October 31, 2020	4	$ -	300,114,000	$ 300,114	$ 15,004,900	$ (15,910,153)	$ (605,139)

	Three Months Ended October 31, 2019
				Additional			Total
	Preferred Stock	Common Stock		Paid-In	Accumulated		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended
October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	$ -	288,938,184	$ 288,938	$ 14,177,986	$ (14,652,744)	$ (185,820)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2020

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2020 the Company has accumulated losses of $15,910,153.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary.  On November 26, 2019, the name of the subsidiary was changed to CBD Biotech, Inc., (“CBD”).  On January 5, 2020, the Company entered into a Sublicense Agreement with CBD wherein the Company granted a sublicense of the Licensed Science as it relates to the production and manufacturing of cannabis and their byproducts which have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis.  CBD had no active operations as of October 31, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $15,910,153 as of October 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

October 31, 2020

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2020

(unaudited)

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

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

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and the OZ Corporation.  The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision. The estimated fair value of the stock was $99,556 and has been expensed and included in “Consulting fees” in the three and six months ended April 30, 2020.

NOTE 4 - INCOME TAXES

As of October 31, 2020, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 - RELATED PARTY TRANSACTIONS

At various times, the Company’s Receiver extended short term financing to the Company at an interest rate of 15%. Due to the nature of the Receiver’s business, sometimes the accrued interest due to the Receiver is not reimbursed. As of July 31, 2019, and July 31, 2018 the Company’s Receiver had extended $0 and $8,829, respectively, in short term borrowings to the Company. These borrowings were incurred to help the Company pay for certain expenses associated with the Company’s Receivership status. During the three months ended April 30, 2019, the principal amount of $8,829 and accrued interest of $1,370 was replaced by convertible promissory notes and immediately converted into 7,000,000 shares of common stock.

NOTE 6 - NOTES PAYABLE

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time,

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2020

(unaudited)

from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares

NOTE 6 - NOTES PAYABLE (continued)

of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note was $529,278 and $21,326, respectively as of October 31, 2020.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of October 31, 2020 and continues to have a negative book value.  Furthermore, the company has not generated any revenue to date.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

On December 20, 2018, we entered into Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”) to license, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—exclusively in North and Central America, including the Caribbean for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less amounts paid in the interim to Dr. Peter Whitten, the inventor, upon completion of the Efficacy Demonstration achieving target results. As a result of the issuance of these shares, Cell Science Holdings Ltd. (“Cell Science”) became our largest stockholder.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2020 and 2019.

Revenues. The Company generated no net revenues during the three months ended October 31, 2020 and 2019. We expect revenues to increase as we continue to pursue funding through investment and the application for lines of credit with financial institutions.

Consulting Fees. Consulting fees were $58,725 and 2,671 for the three months ended October 31, 2020 and 2019, respectively.  Most of the consulting fees incurred during the three months ended October 31, 2020 were associated with Amended Restated License with Cell Science as described above.

Professional Fees. Professional fees were $97,575 and $28,663 for the three months ended October 31, 2020 and 2019, respectively.  Legal fees have increased due to the Amended Restated License with Cell Science as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22,585 and $973 for the three months ended October 31, 2020 and 2019, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the Amended Restated License with Cell Science.

Other Income (Expenses). The Company had net other expenses of $6,590 for the three months ended October 31, 2020 compared to net other expense of $2,425 for the three months ended October 31, 2019. Other expenses incurred were comprised of interest expenses related to notes payable of the Company.

Net Loss. The Company had a net loss of $185,475 for the three months ended October 31, 2020 compared to $34,732 for the three months ended October 31, 2019. The increase in net loss was mainly due to the higher expenses incurred during the three months ended October 31, 2020 associated with the Amended Restated License.

Liquidity And Capital Resources

As of October 31, 2020, our primary source of liquidity consisted of $858 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

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

For the three months ended October 31, 2020, cash decreased $18,896 from $19,754 at July 31, 2020 to $858 at October 31, 2020.

Net cash used in operating activities was $173,896 during the three months ended October 31, 2020, with a net loss of $185,475, an increase in accounts payable of $4,989 and an increase in accrued liabilities of $6,590.

During the three months ended October 31, 2020, the Company had no net cash flows from investing activities.

During the three months ended October 31, 2020, the Company had $155,000 in net cash provided by financing activities which consisted solely of proceeds from notes payable – related parties.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2020 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For us, the COVID-19 pandemic substantially delayed the efforts to put the Efficacy Testing laboratory in full service as we worked to complete regulatory inspections and clearances, obtain necessary equipment and supplies, and assemble required international technical expertise, consultants, and personnel. These delays resulted in additional costs and delays in completing the planned testing and, in turn, submitting applications for required regulatory approvals. We are unable to launch our sublicensing program until the Efficacy Demonstration as required under the Amended Restated License is substantially complete and required regulatory clearances are obtained.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

None

ITEM 6.  EXHIBITS

1. Financial Statements.

•The unaudited Consolidated Balance Sheet as of October 31, 2020 and the audited balance sheet as of July 31, 2020;

•the unaudited Consolidated Statements of Operations for the three-month periods ended October 31, 2020 and 2019;

•the unaudited Consolidated Statements of Cash Flows for the three-month periods ended October 31, 2020 and 2019; and

•the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the three-month periods ended October 31, 2020 and 2019, together with

•the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Bakhu Holdings, Corp.

Dated: December 15, 2020	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: December 15, 2020	/s/ Thomas K. Emmitt
By: Tom Emmitt
Its: Chief Financial Officer Principal Financial Officer