Form 10-Q/A
period 2020-10-31
Bakhu Holdings, Corp.
filed 2021-01-19
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Bakhu Holdings Corp. (the “Company”) is filing this Amendment on Form 10-Q/A for the quarter ended October 31, 2020, to include the requisite accounting and footnotes to financial statements pertaining to the Stock Option granted by the Company on September 22, 2020, which was inadvertently omitted from Form 10-Q, filed with the Securities and Exchange Commission on December 16, 2020.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amended Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	October 31,	July 31,
	2020	2020
	(Restated)

CURRENT ASSETS

Cash and cash equivalents	$ 858	$ 19,754

Total Current Assets	858	19,754

TOTAL ASSETS	$ 858	$ 19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 55,393	$ 50,404
Accrued interest	21,326	14,736
Notes payable - related parties	529,278	374,278

Total Current Liabilities	605,997	439,418

TOTAL LIABILITIES	605,997	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,114,000 shares issued and outstanding	300,114	300,114
Additional paid-in capital	15,880,279	15,004,900
Accumulated deficit	(16,785,532)	(15,724,678)

Total Stockholders' Equity (Deficit)	(605,139)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 858	$ 19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019
	(Restated)

NET REVENUES	$ -	$ -

OPERATING EXPENSES

Consulting fees	934,104	2,671
Professional fees	97,575	28,663
Selling, general and administrative	22,585	973

Total Operating Expenses	1,054,264	32,307

LOSS FROM OPERATIONS	(1,054,264)	(32,307)

OTHER INCOME (EXPENSES)

Interest expense	(6,590)	(2,425)

Total Other Income (Expenses)	(6,590)	(2,425)

LOSS BEFORE INCOME TAXES	(1,060,854)	(34,732)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,060,854)	$ (34,732)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	300,114,000	288,938,184

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (1,060,854)	$ (34,732)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	875,379	-
Changes in operating assets and liabilities:
Accounts payable	4,989	(5,208)
Accrued liabilities	6,590	2,425

Net Cash Used by Operating Activities	(173,896)	(37,515)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	155,000	39,500

Net Cash Provided by Financing Activities	155,000	39,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,896)	1,985

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 858	$ 3,618

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activity:
Issuance of notes payable - related parties to replace short
term borrowings - related parties	$ -	$ 147,513

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended October 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended
October 31, 2020	-	-	-	-	-	(1,060,854)	(1,060,854)

Balance, October 31, 2020	4	$ -	300,114,000	$ 300,114	$ 15,880,279	$ (16,785,532)	$ (605,139)

	Three Months Ended October 31, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended
October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	$ -	288,938,184	$ 288,938	$ 14,177,986	$ (14,652,744)	$ (185,820)

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2020 the Company has accumulated losses of $16,785,532.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $16,785,532 as of October 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

Notes to Financial Statements

October 31, 2020

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

At October 31, 2020, the Company had one stock-based compensation plan, the 2020 Long-Term Incentive Plan (“2020 Plan”), which is more fully described in Note 3.

On September 22, 2020, the Company granted to each of its directors, Thomas K. Emmitt, Peter Whitton, Aristole Popolizio and Evripides Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price of $5.10 per share, representing the current price at which the Company is offering and selling its restricted shares for cash in its capital raising efforts. Such Options shall be exercisable for a period of seven years.  Twenty percent (20%) (i.e. 60,000) of the options shall vest and be exercisable immediately with the remaining 240,000 options vesting at the rate of 1/12 (i.e. 20,000 shares) per month so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.  Assumptions used to estimate the fair value of options granted include (1) stock price of $5.10 per share, (2) exercise price of $5.10 per share, (3) expected life of 1 year, (4) expected volatility of 146.49% and (5) risk free interest rate of 0.12%.

Based on the above assumptions, the Company recognized stock-based compensation of $875,379 which is included in Consulting fees on the Statement of Operations for the three months ended October 31, 2020.  As of October 31, 2020, there was $2,407,293 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.

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

Stock Option Plan

On September 22, 2020, the board of directors adopted the 2020 Long-Term Incentive Plan (“2020 Plan”), under which 20,000,000 shares of our common stock were reserved for issuance by us to attract and retain employees and directors and to provide such persons with incentives and awards for superior performance and providing services to us. The 2020 Plan is administered by a committee comprised of our board of directors or appointed by the board of directors, which has broad flexibility in designing stock-based incentives. The board of directors determines the number of shares granted and the option exercise price pursuant to the 2020 Plan.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2020

(unaudited)

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

The following table summarizes the stock option award activity under the 2020 Plan during the three months ended October 31, 2020:

Number of options
Outstanding at July 31, 2020	-
Granted	1,200,000
Exercised	-
Forfeited	-
Outstanding at October 31, 2020	1,200,000

See Stock-based Compensation under Note 2 for description of options granted.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2020

(unaudited)

NOTE 6 - NOTES PAYABLE (continued)

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of October 31, 2020 and continues to have a negative book value.  Furthermore, the company has not generated any revenue to date.

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is filing this Amendment on Form 10-Q/A for the quarter ended October 31, 2020, to include the requisite accounting and footnotes to financial statements pertaining to the Stock Option granted by the Company on September 22, 2020, which was inadvertently omitted from Form 10-Q, filed with the Securities and Exchange Commission on December 16, 2020. See Note 2 regarding Stock-based Compensation.

The effects of the restatement are as follows:

	As Reported	Adjustment	As Restated

Consolidated Balance Sheets:
Additional paid-in capital	$ 15,004,900	$ 875,379	$ 15,880,279

Consolidated Statements of Operations
Consulting fees	58,725	875,379	934,104

Consolidated Statements of Cash Flows
Stock based compensation	0	875,379	875,379

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

Consulting Fees. Consulting fees were $934,104 and 2,671 for the three months ended October 31, 2020 and 2019, respectively.  During the three months ended October 31, 2020, the Company issued 1,200,000 stock options valued at $875,379.  Other consulting fees incurred during the three months ended October 31, 2020 were associated with Amended Restated License with Cell Science as described above.

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

Net Loss. The Company had a net loss of $1,060,854 for the three months ended October 31, 2020 compared to $34,732 for the three months ended October 31, 2019. The increase in net loss was mainly due to the stock options issued during the quarter and higher expenses incurred during the three months ended October 31, 2020 associated with the Amended Restated License.

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

For the three months ended October 31, 2020, cash decreased $18,896 from $19,754 at July 31, 2020 to $858 at October 31, 2020.

Net cash used in operating activities was $173,896 during the three months ended October 31, 2020, with a net loss of $1,060,854, stock-based compensation of $875,379, an increase in accounts payable of $4,989 and an increase in accrued liabilities of $6,590.

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

Bakhu Holdings, Corp.

Dated: January 15, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: January 15, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Financial Officer Principal Financial Officer