Form 10-Q
period 2021-01-31
Bakhu Holdings, Corp.
filed 2021-03-17
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: January 31, 2021

Commission File Number: 000-55862

BAHKU HOLDINGS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	26-0510649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center, Suite 130, Long Beach, California 90831

(Address of principal executive offices, Zip Code)

(858) 682-2548

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
N/A

As of March 16, 2021, the Registrant had 300,114,000 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	January 31,	July 31,
	2021	2020

CURRENT ASSETS

Cash and cash equivalents	$ 6,187	$ 19,754

Total Current Assets	6,187	19,754

TOTAL ASSETS	$ 6,187	$ 19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 38,154	$ 50,404
Accrued interest	32,288	14,736
Notes payable - related parties	818,278	374,278

Total Current Liabilities	888,720	439,418

TOTAL LIABILITIES	888,720	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,114,000 shares issued and outstanding	300,114	300,114
Additional paid-in capital	16,536,814	15,004,900
Accumulated deficit	(17,719,461)	(15,724,678)

Total Stockholders' Equity (Deficit)	(882,533)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,187	$ 19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

NET REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES

Consulting fees	786,898	3,414	1,721,002	6,085
Professional fees	53,528	53,372	151,103	82,035
Selling, general and administrative	82,395	13,652	104,980	14,625

Total Operating Expenses	922,821	70,438	1,977,085	102,745

LOSS FROM OPERATIONS	(922,821)	(70,438)	(1,977,085)	(102,745)

OTHER INCOME (EXPENSES)

Interest expense	(11,108)	(3,043)	(17,698)	(5,468)

Total Other Income (Expenses)	(11,108)	(3,043)	(17,698)	(5,468)

LOSS BEFORE INCOME TAXES	(933,929)	(73,481)	(1,994,783)	(108,213)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(933,929)	$ (73,481)	$ (1,994,783)	(108,213)

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	300,114,000	288,938,184	300,114,000	288,938,184

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (1,994,783)	$ (108,213)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	1,531,914	-
Changes in operating assets and liabilities:
Accounts payable	(12,250)	20,057
Accrued liabilities	17,552	5,468

Net Cash Used by Operating Activities	(457,567)	(82,688)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	(2,000)	-
Proceeds from notes payable - related parties	446,000	82,500

Net Cash Provided by Financing Activities	444,000	82,500

DECREASE IN CASH AND CASH EQUIVALENTS	(13,567)	(188)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6,187	$ 1,445

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash financing activity:
Issuance of notes payable - related parties to replace short
term borrowings - related parties	$ -	$ 147,513

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended January 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended
October 31, 2020	-	-	-	-	-	(1,060,854)	(1,060,854)

Balance, October 31, 2020	4	-	300,114,000	300,114	15,880,279	(16,785,532)	(605,139)

Issuance of stock options	-	-	-	-	656,535	-	656,535

Net loss for the three months ended
January 31, 2021	-	-	-	-	-	(933,929)	(933,929)

Balance, January 31, 2021	4	$ -	300,114,000	$ 300,114	$ 16,536,814	$ (17,719,461)	$ (882,533)

	Six Months Ended January 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended
October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,652,744)	(185,820)

Net loss for the three months ended
January 31, 2020	-	-	-	-	-	(73,481)	(73,481)

Balance, January 31, 2020	4	$ -	288,938,184	$ 288,938	$ 14,177,986	$ (14,726,225)	$ (259,301)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

January 31, 2021

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS; BASIS OF PRESENTATION

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2021 the Company has accumulated losses of $17,719,461.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary.  On November 26, 2019, the name of the subsidiary was changed to CBD Biotech, Inc., (“CBD”).  On January 5, 2020, the Company entered into a Sublicense Agreement with CBD wherein the Company granted a sublicense of the Licensed Science as it relates to the production and manufacturing of cannabis and their byproducts which have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis.  CBD had no active operations as of January 31, 2021.

In the opinion of management, the Company’s financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. As used in this report, the term the “Company” means Bakhu Holdings Corp. and its subsidiary, unless the context indicates otherwise.

The Company condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which the Company prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended July 31, 2020, and our quarterly reports on Form 10-Q for the quarters ended October 31, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,719,461 as of January 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

January 31, 2021

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

At January 31, 2021, the Company had one stock-based compensation plan, the 2020 Long-Term Incentive Plan (“2020 Plan”), which is more fully described in Note 3.

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

Based on the above assumptions, the Company recognized stock-based compensation of $1,531,914 which is included in Consulting fees on the Statement of Operations for the six months ended January 31, 2021.  As of January 31, 2021, there was $1,750,759 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

January 31, 2021

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Pronouncements

The Company has reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company.  The Company has determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented in this report.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

January 31, 2021

(unaudited)

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

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

The following table summarizes the stock option award activity under the 2020 Plan during the six months ended January 31, 2021:

Number of options
Outstanding at July 31, 2020	-
Granted	1,200,000
Exercised	-
Forfeited	-
Outstanding at January 31, 2021	1,200,000

See Stock-based Compensation under Note 2 for description of options granted.

NOTE 4 - INCOME TAXES

As of January 31, 2021, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of

BAKHU HOLDINGS CORP.

Notes to Financial Statements

January 31, 2021

(unaudited)

NOTE 5 - NOTES PAYABLE – RELATED PARTIES (continued)

the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note was $818,278 and $32,288, respectively as of January 31, 2021.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of January 31, 2021 and continues to have a negative book value.  Furthermore, the company has not generated any revenue to date.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.

Under the April 2020 strategic alliance agreement and related sublicense between the Company’s subsidiary, CBD Biotech, Inc., and Integrity Cannabis Solutions, Inc. (“ICS”), the Company is obligated to issue to ICS that number of shares of Bakhu common stock equal to 0.5% of the number of shares outstanding as of the date that the production facility of ICS is completed and commences production. Further, if the sublicense is terminated, CBD Biotech will be obligated to repay to ICS its initial $250,000 license fee and reimburse ICS for the cost of the laboratory operational equipment used in its production facility, which thereafter will be owned and managed jointly by ICS and CBD Biotech.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period of January 31, 2021 through the date the financial statements were issued and concluded there were no items that required recognition or disclosure in its financial statements.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2021 and 2020.

Revenues. We generated no net revenues during the three and six months ended January 31, 2021 and 2020. We do not expect to generate revenues until the Efficacy Demonstration is successfully completed and we launch our proposed sublicensing program.

Consulting Fees. Consulting fees were $786,898 and $3,414 for the three months ended January 31, 2021 and 2020, respectively.  Consulting fees were $1,721,002 and $6,085 for the six months ended January 31, 2021 and 2020, respectively.  During the six months ended January 31, 2021, we issued 1,200,000 stock options.  We recognized stock-based compensation of $1,531,914 for the six months ended January 31, 2021.  As of January 31, 2021, there was $1,750,759 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.  Other consulting fees incurred during the six months ended January 31, 2021 were associated with the Amended Restated License with Cell Science as described above.

Professional Fees. Professional fees were $53,528 and $53,372 for the three months ended January 31, 2021 and 2020, respectively.  Professional fees were $151,103 and $82,035 for the six months ended January 31, 2021 and 2020, respectively.  Legal fees have increased due to the Amended Restated License with Cell Science as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $82,395 and $13,652 for the three months ended January 31, 2021 and 2020, respectively. Selling, general and administrative expenses were $104,980 and $14,625 for the six months ended January 31, 2021 and 2020, respectively. The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses as a result of the Amended Restated License with Cell Science.

Other Income (Expenses). We had net other expenses of $11,108 and $3,043 for the three months ended January 31, 2021 and 2020, respectively. We had net other expenses of $17,698 and $5,468 for the six months ended January 31, 2021 and 2020, respectively. Other expenses incurred were comprised of interest expenses related to our notes payable to related parties.

Net Loss. We had a net loss of $933,929 for the three months ended January 31, 2021 compared to $73,481 for the three months ended January 31, 2020. We had a net loss of $1,994,783 for the six months ended January 31, 2021 compared to $108,213 for the six months ended January 31, 2020. The increase in net loss was mainly due to the stock options issued during the period and higher expenses incurred during the six months ended January 31, 2021 associated with the Amended Restated License.

Liquidity And Capital Resources

As of January 31, 2021, our primary source of liquidity consisted of $6,187 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We do not believe that the Company’s current capital resources will be sufficient to fund its operating activity and other capital resource demands during the next year. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt, and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate, which financing consists of short-term loans from related parties at negotiated rates of interest. We cannot assure you that we will be able to successfully complete any of these activities.

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

For the six months ended January 31, 2021, cash decreased $13,567 from $19,754 at July 31, 2020 to $6,187 at January 31, 2021.

Net cash used in operating activities was $457,567 during the six months ended January 31, 2021, with a net loss of $1,994,783, stock-based compensation of $1,531,914, a decrease in accounts payable of $12,250 and an increase in accrued liabilities of $17,552.

During the six months ended January 31, 2021, we had no net cash flows from investing activities.

During the six months ended January 31, 2021, we had $444,000 in net cash provided by financing activities which consisted of proceeds from notes payable – related parties in the of $446,000 which was offset by payments on notes payable – related parties of $2,000.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely, and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures include implementing a mandatory work from home policy when possible, restricting airplane travel, rescheduling inspections and clearances for required regulatory clearances and permits at the efficacy testing laboratory, delaying sublicense marketing efforts, and updating our planning for future events in recognition of the fact that potential sublicensees are likely experiencing similar operating difficulties and others. We are also evaluating the impact of the pandemic on required equipment, components, and supplies that we and potential sublicensees will require. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, sublicensees, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

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

The duration and magnitude of the COVID-19 pandemic impact on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be quite adverse. The probability of reoccurrences of widespread or localized virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home or shelter-in-place orders and social distancing; restrictions on travel; and other extensive measures. Effective treatments for those infected by the virus and a possible preventive vaccine have only recently been approved for use, will take months to be available to all, and may not be widely accepted. We cannot predict the effect of these circumstances on us and our vendors, suppliers, and potential sublicensees; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and sublicensees. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies, including restrictions of executive and personnel travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Current Legislative Status

In the 2019-20 session of Congress, the House passed two bills related to the cannabis industry. One, the Secure and Fair Enforcement Banking Act, or “SAFE Act,” would have enabled cannabis companies to access and use FDIC-insured financial institutions, including banks. Another, the Marijuana Opportunity Reinvestment and Expungement Act, or “MORE Act,” would have fully decriminalized cannabis and reform sentencing for non-violent drug offenders. Both measures were approved by the House, but proponents anticipated opposition for both approaches in the Republican-controlled 2019-20 Senate. Bills incorporating the approaches of the SAFE and MORE provisions as well as other approaches are likely to be considered in the current 2021-22 Congress. Democratic Majority Leader Charles Schumer has indicated greater receptivity to cannabis law reform in the current session of the Senate. Administration observers have indicated that they believe President BIDEN may approve the SAFE Act approach, but not the MORER Act’s more comprehensive provisions.

ITEM 6.  EXHIBITS

1. Financial Statements.

•The unaudited Consolidated Balance Sheet as of January 31, 2021 and the audited balance sheet as of July 31, 2020;

•the unaudited Consolidated Statements of Operations for the three and six-month periods ended January 31, 2021 and 2020;

•the unaudited Consolidated Statements of Cash Flows for the six-month periods ended January 31, 2021 and 2020; and

•the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the six-month periods ended January 31, 2021 and 2020, together with

•the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
4(i)	Certificate of Designation of Series A Preferred Stock (1)
4(ii)	Certificate of Designation of Series B Preferred Stock (1)
10.1	Patent and Technology License Agreement dated December 20, 2018 (2)
10.2	Amended and Restated Patent and Technology License Agreement dated December 31, 2019 (3)
10.3	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020 (4)
10.4	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020 (4)
10.5	Efficacy Demonstration Laboratory Agreement dated June 10, 2020 (5)
10.6	Amendment to Amended and Restated License Agreement dated September 22, 2020 (6)
10.7	Agreement, Assignment Waiver and Estoppel dated September 22, 2020 (6)
10.8	Form of Indemnification Agreement (6)
10.9	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.10	Office Cost Sharing Agreement dated September 22, 2020 (6)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (7)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (7)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
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

Bakhu Holdings, Corp.

Dated: March 17, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: March 17, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Financial Officer Principal Financial Officer