Form 10-Q
period 2021-04-30
Bakhu Holdings, Corp.
filed 2021-06-21
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2021

Commission File Number: 000-55862

BAHKU HOLDINGS CORP.

(Exact name of Registrant as specified in its charter)

Nevada	26-0510649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One World Trade Center, Suite 130, Long Beach, California 90831

(Address of principal executive offices, Zip Code)

(858) 682-2548

(Registrant’s telephone number, including area code)

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
N/A

As of June 17, 2021, the Registrant had 300,652,980 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

	April 30, 2021	July 31, 2020
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,379	$19,754

Total Current Assets	1,379	19,754

TOTAL ASSETS	$1,379	$19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$176,530	$50,404
Accrued interest	48,044	14,736
Notes payable - related parties	1,254,278	374,278

Total Current Liabilities	1,478,852	439,418

TOTAL LIABILITIES	1,478,852	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,609,646 and 300,114,000 shares issued and outstanding, respectively	300,610	300,114
Additional paid-in capital	17,192,852	15,004,900
Accumulated deficit	(18,970,935)	(15,724,678)

Total Stockholders' Equity (Deficit)	(1,477,473)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,379	$19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	815,854	554,277	2,536,856	560,362
Professional fees	112,050	49,770	263,153	131,805
Selling, general and administrative	307,563	2,788	412,543	17,413

Total Operating Expenses	1,235,467	606,835	3,212,552	709,580

LOSS FROM OPERATIONS	(1,235,467)	(606,835)	(3,212,552)	(709,580)

OTHER INCOME (EXPENSES)

Interest expense	(16,007)	(6,175)	(33,705)	(11,643)

Total Other Income (Expenses)	(16,007)	(6,175)	(33,705)	(11,643)

LOSS BEFORE INCOME TAXES	(1,251,474)	(613,010)	(3,246,257)	(721,223)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,251,474)	$(613,010)	$(3,246,257)	$(721,223)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,141,445	295,329,455	300,122,947	291,037,507

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,246,257)	$(721,223)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	2,188,448	553,091
Changes in operating assets and liabilities:
Accounts payable	126,126	5,681
Accrued liabilities	33,308	9,563

Net Cash Used by Operating Activities	(898,375)	(152,888)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	(2,000)	(18,316)
Proceeds from notes payable - related parties	882,000	170,081

Net Cash Provided by Financing Activities	880,000	151,765

DECREASE IN CASH AND CASH EQUIVALENTS	(18,375)	(1,123)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,379	$510

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$-	$147,513
Stock issued for the exercise of stock options	$496	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended April 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,060,854)	(1,060,854)

Balance, October 31, 2020	4	-	300,114,000	300,114	15,880,279	(16,785,532)	(605,139)

Issuance of stock options	-	-	-	-	656,534	-	656,534

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(933,929)	(933,929)

Balance, January 31, 2021	4	-	300,114,000	300,114	16,536,813	(17,719,461)	(882,534)

Issuance of stock options	-	-	-	-	656,535	-	656,535

Stock issued for exercise of stock options	-	-	495,646	496	(496)	-	-

Net loss for the three months ended April 30, 2021	-	-	-	-	-	(1,251,474)	(1,251,474)

Balance, April 30, 2021	4	$-	300,609,646	$300,610	$17,192,852	$(18,970,935)	$(1,477,473)

	Nine Months Ended April 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,652,744)	(185,820)

Net loss for the three months ended January 31, 2020	-	-	-	-	-	(73,481)	(73,481)

Balance, January 31, 2020	4	-	288,938,184	288,938	14,177,986	(14,726,225)	(259,301)

Stock issued for consulting fees	-	-	11,061,816	11,062	542,029	-	553,091

Net loss for the three months ended April 30, 2020	-	-	-	-	-	(613,010)	(613,010)

Balance, April 30, 2020	4	$-	300,000,000	$300,000	$14,720,015	$(15,339,235)	$(319,220)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS; BASIS OF PRESENTATION

The Company holds a license to plant cell replication technology and related proprietary equipment, processes, and formulations to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses. Upon successful completion of a full-scale demonstration of the commercial viability of the technology, the Company intends to exploit this intellectual property through sublicenses with third parties that will incorporate the cell replication technology into production plants they fund and build to produce medical, food additive, and recreational cannabis-related products. The Company cannot assure whether or when these benchmarks will be achieved, whether or when the Efficacy Demonstration will be partially or fully successful, or whether the current demonstration criteria will not be relaxed. We do not intend to produce, transport, or sell cannabinoids ourselves.

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2021 the Company has accumulated losses of $18,970,935.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary.  On November 26, 2019, the name of the subsidiary was changed to CBD Biotech, Inc., (“CBD”).  On January 5, 2020, the Company entered into a Sublicense Agreement with CBD wherein the Company granted a sublicense of the Licensed Science as it relates to the production and manufacturing of cannabis and their byproducts which have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis.  CBD had no active operations as of April 30, 2021.

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

The Company condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which the Company prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended July 31, 2020, and our quarterly reports on Form 10-Q for the quarters ended October 31, 2020 and January 31, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $18,970,935 as of April 30, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

Based on the above assumptions, the Company recognized stock-based compensation of $2,188,448 which is included in Consulting fees on the Statement of Operations for the nine months ended April 30, 2021.  As of April 30, 2021, there was $1,094,224 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Professional fees

Professional fees presented in the financial statements represent accounting fees, audit fees and legal fees associated with the filing of reports with the Securities and Exchange Commission and legal fees associated with documenting our intellectual property rights and preparing to launch a sublicensing program.  Also included in professional fees are fees paid to the stock transfer agent.  The fees are expensed as incurred.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

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

On April 27, 2021, the Company issued an aggregate of 495,646 restricted shares of Common Stock upon the cashless exercise of 800,000 vested options at an exercise price of $5.10 per share on April 22, 2021. Based on the closing price of the Company’s Common Stock of $12.00 on April 22, 2021, 304,354 shares were canceled in payment of the aggregate exercise price of $4,080,000, resulting in the issuance of the 495,646 shares.

The following table summarizes the stock option award activity under the 2020 Plan during the nine months ended April 30, 2021:

Number of options
Outstanding at July 31, 2020	-
Granted	1,200,000
Exercised	(800,000)
Forfeited	-
Outstanding at April 30, 2021	400,000

See Stock-based Compensation under Note 2 for description of options granted.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

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

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note was $1,254,278 and $48,044, respectively as of April 30, 2021.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of April 30, 2021, and continues to have a negative book value.  Furthermore, the Company has not generated any revenue to date.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

On May 25, 2021, the Company issued 23,334 restricted shares of Common Stock to an accredited investor for cash at $3.00 per share for aggregate consideration of $70,000.

On June 15, 2021, the Company issued 50,000 restricted shares of Common Stock to three accredited investor for cash at $3.00 per share for aggregate consideration of $150,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We hold a license to plant cell replication technology and related proprietary equipment, processes, and formulations to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—in North and Central America and the Caribbean for medical, food additive, and recreational uses.  Upon successful completion of a full-scale demonstration of the commercial viability of the technology, which we refer to as the “Efficacy Demonstration”, we intend to exploit this intellectual property through sublicenses with third parties that will incorporate the cell replication technology into production plants they fund and build to produce medical, food additive, and recreational cannabis-related products. We cannot assure whether or when these benchmarks will be achieved, whether the Efficacy Demonstration will be partially or fully successful, or whether the demonstration criteria will not be changed. We do not intend to produce, transport, or sell cannabinoids ourselves.

We conduct our activities pursuant to an Amended Restated License for cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce cannabinoids. In consideration of the grant of this license, we agreed to issue 210,000,000 shares of our common stock to Cell Science.

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

Following the above change in control, we embarked on our new business plan to license and commercialize cell-extraction and replication technologies, primarily for medical products for pain relief and insomnia.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2021, and 2020.

Revenues. We generated no net revenues during the three and nine months ended April 30, 2021, and 2020. We do not expect to generate revenues until the Efficacy Demonstration is successfully completed and we launch our proposed sublicensing program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $815,854 and $554,277 for the three months ended April 30, 2021, and 2020, respectively.  Consulting fees were $2,536,856 and $560,362 for the nine months ended April 30, 2021, and 2020, respectively.  During the nine months ended April 30, 2021, we issued 1,200,000 stock options.  We recognized stock-based compensation of $2,188,448 for the nine months ended April 30, 2021.  As of April 30, 2021, there was $1,094,224 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.

Professional Fees. Professional fees were $112,050 and $554,277 for the three months ended April 30, 2021, and 2020, respectively.  Professional fees were $263,153 and $131,805 for the nine months ended April 30, 2021, and 2020, respectively.  Legal fees have increased due to revising the Amended Restated License with Cell Science as described above and preparing to launch our sublicensing program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $307,563 and $2,788 for the three months ended April 30, 2021, and 2020, respectively. Selling, general and administrative expenses were $412,543 and $17,413 for the nine months ended April 30, 2021, and 2020, respectively. The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses, including but not limited to rent, license fee, insurance, equipment, staff and other related laboratory related costs.

Other Income (Expenses). We had net other expenses of $16,007 and $6,175 for the three months ended April 30, 2021, and 2020, respectively. We had net other expenses of $33,705 and $11,643 for the nine months ended April 30, 2021, and 2020, respectively. Other expenses incurred were comprised of interest expenses related to our notes payable to related parties.

Net Loss. We had a net loss of $1,251,474 for the three months ended April 30, 2021, compared to a net loss of $613,010 for the three months ended April 30, 2020. We had a net loss of $3,246,257 for the nine months ended April 30, 2021, compared to $721,223 for the nine months ended April 30, 2020. The increase in net loss was mainly due to the stock options issued during the period, increased laboratory expenses including but not limited to rent, license fee, insurance, equipment, staff and other related laboratory related costs, and higher expenses incurred during the nine months ended April 30, 2021, associated with the Amended Restated License.

Liquidity And Capital Resources

As of April 30, 2021, our primary source of liquidity consisted of $1,379 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans and through the private placement of our common stock.

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

We are presently seeking additional debt and equity financing to provide sufficient funds for payment of obligations incurred and to fund our ongoing business plan. We expect to generate revenue pursuant to our new business plan, dependent on the results on the Efficacy Demonstration now underway. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us or that our present shareholders might suffer substantial dilution as a result.

For the nine months ended April 30, 2021, cash decreased $18,375 from $19,754 at July 31, 2020 to $1,379 at April 30, 2021.

Net cash used in operating activities was $898,375 during the nine months ended April 30, 2021, with a net loss of $3,246,257, stock-based compensation of $2,188,448, an increase in accounts payable of $126,126 and an increase in accrued liabilities of $33,308.

During the nine months ended April 30, 2021, we had no net cash flows from investing activities.

During the nine months ended April 30, 2021, we had $880,000 in net cash provided by financing activities which consisted of proceeds from notes payable – related parties in the amount of $882,000 which was offset by payments on notes payable – related parties of $2,000.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Controls

  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

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

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely, and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures include implementing a mandatory work from home policy when possible, restricting airplane travel, rescheduling inspections and clearances for required regulatory clearances and permits at the efficacy testing laboratory, delaying sublicense marketing efforts, and updating our planning for future events in recognition of the fact that potential sublicensees are likely experiencing similar operating difficulties and others. We are also evaluating the impact of the pandemic on required equipment, components, and supplies that we and potential sublicensees will require. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, sublicensees, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods. Further, we cannot predict the rate at which restrictions may be lifted as the vaccination efforts proceed.

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

The duration and magnitude of the COVID-19 pandemic impact on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be quite adverse. The probability of reoccurrences of widespread or localized virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home or shelter-in-place orders and social distancing; restrictions on travel; and other extensive measures. Effective treatments for those infected by the virus have been improved but remain uncertain. Widespread inoculations with recently approved preventive vaccine currently is inadequate to achieve so-called “herd immunity,” either in most of the United States or the rest of the world. The world-wide vaccination efforts likely continue for months, if not years. In some areas, vaccines are not widely accepted. We cannot predict the effect of these circumstances on us and our vendors, suppliers, and potential sublicensees; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession or increases in the goods or services we require. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and sublicensees. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies, including restrictions of executive and personnel travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2021, the Company issued 115,000 restricted shares of Common Stock to Thomas K. Emmitt upon Mr. Emmitt’s cashless exercise of 200,000 vested options at an exercise price of $5.10 per share on April 22, 2021. Based on the closing price of the Company’s Common Stock of $12.00 on April 22, 2021, 85,000 shares were canceled in payment of the aggregate exercise price of $1,020,000, resulting in the issuance of the 115,000 shares. No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.  As an officer and director of the Company, Mr. Emmitt is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Also, on April 27, 2021, the Company issued 126,882 restricted shares of Common Stock to Aristotle Popolizio upon Mr. Popolizio’s cashless exercise of 200,000 vested options at an exercise price of $5.10 per share on April 26, 2021. Based on the closing price of the Company’s Common Stock of $13.95 on April 26, 2021, 73,118 shares were canceled in payment of the aggregate exercise price of $1,020,000, resulting in the issuance of the 126,882 shares. No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.  As an officer and director of the Company, Mr. Popolizio is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Also, on April 27, 2021, the Company issued 126,882 restricted shares of Common Stock to Peter Whitton upon Mr. Whitton’s cashless exercise of 200,000 vested options at an exercise price of $5.10 per share on April 26, 2021. Based on the closing price of the Company’s Common Stock of $13.95 on April 26, 2021, 73,118 shares were canceled in payment of the aggregate exercise price of $1,020,000, resulting in the issuance of the 126,882 shares. No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.  As a director of the Company, Mr. Whitton is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Also, on April 27, 2021, the Company issued 126,882 restricted shares of Common Stock to Evripides (Roy) Drakos upon Mr. Drakos’ cashless exercise of 200,000 vested options at an exercise price of $5.10 per share on April 26, 2021. Based on the closing price of the Company’s Common Stock of $13.95 on April 26, 2021, 73,118 shares were canceled in payment of the aggregate exercise price of $1,020,000, resulting in the issuance of the 126,882 shares. No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.  As a director of the Company, Mr. Drakos is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Subsequent Events

Unregistered Sale of Common Stock

On May 25, 2021, the Company issued 23,334 restricted shares of Common Stock to an accredited investor for cash at $3.00 per share for aggregate consideration of $70,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

On June 15, 2021, the Company issued 50,000 restricted shares of Common Stock to three accredited investors for cash at $3.00 per share for aggregate consideration of $150,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Consulting Agreement

On June 7, 2021 the Company entered into a Consulting Agreement with Fourth and G Holdings, LLC, a Delaware limited liability company (the “Consultant”), owned and controlled by Christopher Ganan.  Mr. Ganan, a seasoned executive and entrepreneur, through his entity, will advise the Company on various projects and undertakings, in furtherance of the Company’s long-term objectives, growth and optimizing the value of the Company.  The term of the Consulting Agreement is two (2) years, subject to earlier termination.

Pursuant to the Consulting Agreement, in consideration for certain advisory services rendered by the Consultant, the Company granted Consultant a Warrant (the “Tranche 1 Warrant”) to purchase 1,500,000 shares of Common Stock at an exercise price of $3.00 per share. The Tranche 1 Warrant shall vest, subject to the Consultant’s continued services with the Company under the Consulting Agreement, through the applicable vesting date, as follows:

(a)right to purchase three hundred thousand (300,000) Warrant Shares will vest and be exercisable on the Effective Date;

(b)provided the Consulting Agreement is in full force and effect, right to purchase an additional 400,000 Warrant Shares shall vest and be exercisable on the sixth month anniversary of the Effective Date;

(c)provided the Consulting Agreement is in full force and effect, right to purchase an additional 400,000 Warrant Shares shall vest and be exercisable, on the one-year anniversary of the Effective Date;

(d)provided the Consulting Agreement is in full force and effect, right to purchase an additional 400,000 Warrant Shares shall vest and be exercisable, on the two-year anniversary of the Effective Date; and.

Notwithstanding Sections 4(a) through (d) above, in the event of a Transaction as defined in the Consulting Agreement, unvested Warrants may be subject to acceleration of vesting as provided in Section 4.3 of the Consulting Agreement.

Additionally, in consideration for services by the Consultant related to the sale of Sublicense Agreements, the Company granted Consultant a Warrant (the “Tranche 2 Warrant”) to purchase 28,500,000 shares of Common Stock at an exercise price of $3.00 per share. Subject the Consulting Agreement being in full force and effect, the Tranche 2 Warrant shall vest as follows:

(a)the right to purchase 8,500,000 Warrant Shares will vest and be exercisable upon the execution of the fifth (5th) Sublicense Agreement pursuant to Section 3.6 of the Consulting Agreement;

(b)the right to purchase an additional 6,000,000 Warrant Shares will vest and be exercisable upon the execution of the tenth (10th) Sublicense Agreement pursuant to Section 3.6 of the Consulting Agreement;

(c)the right to purchase an additional 5,000,000 Warrant Shares will vest and be exercisable upon the execution of the fifteenth (15th) Sublicense Agreement pursuant to Section 3.6 of the Consulting Agreement;

(d)the right to purchase an additional 4,000,000 Warrant Shares will vest and be exercisable upon the execution of the twentieth (20th) Sublicense Agreement pursuant to Section 3.6 of the Consulting Agreement;

(e)the right to purchase an additional 2,000,000 Warrant Shares will vest and be exercisable upon the execution of the first Sublicense Agreement entered into with a Multi-State Operator pursuant to Section 3.6 of the Consulting Agreement;

(f)the right to purchase an additional 2,000,000 Warrant Shares will vest and be exercisable upon the execution of the second Sublicense Agreement entered into with a Multi-State Operator pursuant to Section 3.6 of the Consulting Agreement; and

(g)the right to purchase an additional 1,000,000 Warrant Shares will vest and be exercisable upon the execution of the third Sublicense Agreement entered into with a Multi-State Operator pursuant to Section 3.6 of the Consulting Agreement.

Notwithstanding Sections 4(a) through (g) above, in the event of a Transaction as defined in the Consulting Agreement, unvested Warrants may be subject to acceleration of vesting as provided in Section 4.3 of the Consulting Agreement.

The Tranche 1 and Tranche 2 Warrants may be exercised by the payment of the aggregate exercise price cash payment of immediately available funds, or pursuant to the Cashless Exercise as described in the Consulting Agreement.

Further, pursuant to the Consulting Agreement, if the Company closes a Transaction with a Transaction Value of less than $1.25 Billion, the Company shall pay the Consultant a Transaction Bonus of 5,000,000 shares of Common Stock.

The foregoing summary descriptions of the terms of the Consulting Agreement, Tranche 1 and Tranche 2 Warrants, are a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Consulting Agreement, Trance

1 Warrant and Tranche 2 Warrant, attached as Exhibits 10.01, 10.02 and 10.02 to the Current Report on Form 8-K filed by the Company on June 16, 2021.

Current Legislative Status

On April 19, 2021, the House of Representatives passed the “Secure and Fair Enforcement Banking Act of 2021 (the SAFE Act”) by a vote of 321-101. The bill now moves to the Senate, where it has significant support but also faces challenges. If passed, the SAFE Act would enable cannabis companies to access and use FDIC-insured financial institutions, including banks. Administration observers have indicated that they believe President Biden may approve the SAFE Act approach.

ITEM 6.EXHIBITS

1. Financial Statements.

•The unaudited Consolidated Balance Sheet as of April 30, 2021 and the audited balance sheet as of July 31, 2020;

•the unaudited Consolidated Statements of Operations for the three and nine-month periods ended April 30, 2021 and 2020;

•the unaudited Consolidated Statements of Cash Flows for the nine-month periods ended April 30, 2021 and 2020; and

•the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the nine-month periods ended April 30, 2021 and 2020, together with

•the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
4(i)	Certificate of Designation of Series A Preferred Stock (1)
4(ii)	Certificate of Designation of Series B Preferred Stock (1)
10.1	Patent and Technology License Agreement dated December 20, 2018 (2)
10.2	Amended and Restated Patent and Technology License Agreement dated December 31, 2019 (3)
10.3	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020 (4)
10.4	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020 (4)
10.5	Efficacy Demonstration Laboratory Agreement dated June 10, 2020 (5)
10.6	Amendment to Amended and Restated License Agreement dated September 22, 2020 (6)
10.7	Agreement, Assignment Waiver and Estoppel dated September 22, 2020 (6)
10.8	Form of Indemnification Agreement (6)
10.9	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.10	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.11	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021 (7)
10.12	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.13	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (8)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (8)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101**

The following materials from the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

(7)Previously filed on Form 8-K on June 16, 2021

(8) Filed herewith

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

Bakhu Holdings, Corp.

Dated: June 18, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Executive Officer Principal Executive Officer

Dated: June 18, 2021	/s/ Thomas K. Emmitt
By: Thomas K. Emmitt
Its: Chief Financial Officer Principal Financial Officer