Form 10-Q/A
period 2020-10-31
Bakhu Holdings, Corp.
filed 2022-01-11
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A-2

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

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

EXPLANATORY NOTE

Bakhu Holdings Corp. (the “Company”) is filing this Second Amendment on Form 10-Q for the quarter ended October 31, 2020, to include the requisite accounting and footnotes to financial statements to account for certain accounts payable and additional advances and/or payments made on behalf of the Company, which were inadvertently not previously accrued and accounted.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amended Form 10-Q/A-2 speaks as of the original filing date of the Form 10-Q as previously amended by the Form 10-Q/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, as previously amended by the Form 10-Q/A

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

	October 31,	July 31,
	2020	2020
	(Restated)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$858	$19,754

Total Current Assets	858	19,754

TOTAL ASSETS	$858	$19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$89,393	$50,404
Accrued interest	21,326	14,736
Notes payable - related parties	716,192	374,278

Total Current Liabilities	826,911	439,418

TOTAL LIABILITIES	826,911	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,114,000 shares issued and outstanding	300,114	300,114
Additional paid-in capital	15,880,279	15,004,900
Accumulated deficit	(17,006,446)	(15,724,678)

Total Stockholders' Equity (Deficit)	(826,053)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$858	$19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019
	(Restated)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	934,104	2,671
Professional fees	135,531	28,663
Selling, general and administrative	205,543	973

Total Operating Expenses	1,275,178	32,307

LOSS FROM OPERATIONS	(1,275,178)	(32,307)

OTHER INCOME (EXPENSES)

Interest expense	(6,590)	(2,425)

Total Other Income (Expenses)	(6,590)	(2,425)

LOSS BEFORE INCOME TAXES	(1,281,768)	(34,732)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,281,768)	$(34,732)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,114,000	288,938,184

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,281,768)	$(34,732)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	875,379	-
Changes in operating assets and liabilities:
Accounts payable	38,989	(5,208)
Accrued liabilities	6,590	2,425

Net Cash Used by Operating Activities	(360,810)	(37,515)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	341,914	39,500

Net Cash Provided by Financing Activities	341,914	39,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,896)	1,985

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$858	$3,618

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$-	$147,513

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended October 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,281,768)	(1,281,768)

Balance, October 31, 2020	4	$-	300,114,000	$300,114	$15,880,279	$(17,006,446)	$(826,053)

	Three Months Ended October 31, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	$-	288,938,184	$288,938	$14,177,986	$(14,652,744)	$(185,820)

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through October 31, 2020 the Company has accumulated losses of $17,006,446.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $17,006,446 as of October 31, 2020 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

On September 22, 2020, the Company granted to each of its directors, Thomas K. Emmitt, Peter Whitton, Aristotle Popolizio and Evripides Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price of $5.10 per share, representing the current price at which the Company is offering and selling its restricted shares for cash in its capital raising efforts. Such Options shall be exercisable for a period of seven years.  Twenty percent (20%) (i.e. 60,000) of the options shall vest and be exercisable immediately with the remaining 240,000 options vesting at the rate of 1/12 (i.e. 20,000 shares) per month so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

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

The preferred and common stock has a par value of$0.001 per share.

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

NOTE 6 - NOTES PAYABLE

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note was $716,192 and $21,326, respectively as of October 31, 2020.

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

The Company is filing this Amendment to also include the requisite accounting and footnotes to financial statements to account for certain accounts payable and additional advances and/or payments made on behalf of the Company, which were not previously accrued and accounted for. On September 22, 2020, the Company entered into an Office Cost Sharing Agreement with The OZ Corporation which calls for payments of $34,000 per month in consideration of the shared use of office space and other office costs and expenses.  Furthermore, during the three months ended October 31, 2020, The OZ Corporation made payments on behalf of the Company which have been recorded in the financial statements.

The effects of the restatement are as follows for the three months ended October 31, 2020:

	As Reported	Adjustment	As Restated

Consolidated Balance Sheets:
Accounts payable	$55,393	34,000	89,393
Notes payable – related parties	529,278	186,914	716,192
Additional paid-in capital	15,004,900	875,379	15,880,279
Accumulated deficit	15,910,153	1,096,293	17,006,446

Consolidated Statements of Operations
Consulting fees	58,725	875,379	934,104
Professional fees	97,575	37,956	135,531
Selling, general and administrative	22,585	182,958	205,543

Consolidated Statements of Cash Flows
Stock based compensation	0	875,379	875,379
Accounts payable	4,989	34,000	38,989
Proceeds from notes payable – related	155,000	186,914	341,914

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

On December 20, 2018, we entered into Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”) to license, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabis-related byproducts—sometimes referred in the industry as cannabinoids—exclusively in North and Central America, including the Caribbean for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less amounts paid in the interim to Dr. Peter Whitton, the inventor, upon completion of the Efficacy Demonstration achieving target results. As a result of the issuance of these shares, Cell Science Holdings Ltd. (“Cell Science”) became our largest stockholder.

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

Professional Fees. Professional fees were $135,531 and $28,663 for the three months ended October 31, 2020 and 2019, respectively.  Legal fees have increased due to the Amended Restated License with Cell Science as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $205,543 and $973 for the three months ended October 31, 2020 and 2019, respectively. The Company expects SG&A expenses will increase commensurate with an increase in our operations and as a result of the Amended Restated License with Cell Science.

Other Income (Expenses). The Company had net other expenses of $6,590 for the three months ended October 31, 2020 compared to net other expense of $2,425 for the three months ended October 31, 2019. Other expenses incurred were comprised of interest expenses related to notes payable of the Company.

Net Loss. The Company had a net loss of $1,281,768 for the three months ended October 31, 2020 compared to $34,732 for the three months ended October 31, 2019. The increase in net loss was mainly due to the stock options issued during the quarter and higher expenses incurred during the three months ended October 31, 2020 associated with the Amended Restated License.

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

For the three months ended October 31, 2020, cash decreased $18,896 from $19,754 at July 31, 2020 to $858 at October 31, 2020.

Net cash used in operating activities was $360,810 during the three months ended October 31, 2020, with a net loss of $1,281,768, stock-based compensation of $875,379, an increase in accounts payable of $38,989 and an increase in accrued liabilities of $6,590.

During the three months ended October 31, 2020, the Company had no net cash flows from investing activities.

During the three months ended October 31, 2020, the Company had $341,914 in net cash provided by financing activities which consisted solely of proceeds from notes payable – related parties.

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

Bakhu Holdings, Corp.

Dated: January 9, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer Principal Executive Officer

Dated: January 9, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer