Form 10-Q/A
period 2021-01-31
Bakhu Holdings, Corp.
filed 2022-01-11
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Bakhu Holdings Corp. (the “Company”) is filing this Amendment on Form 10-Q for the quarter ended January 31, 2021, to include the requisite accounting and footnotes to financial statements to account for certain accounts payable and additional advances and/or payments made on behalf of the Company, which were inadvertently not previously accrued and accounted.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amended Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

	January 31,	July 31,
	2021	2020
	(Restated)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$6,187	$19,754

Total Current Assets	6,187	19,754

TOTAL ASSETS	$6,187	$19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$174,005	$50,404
Accrued interest	35,114	14,736
Notes payable - related parties	1,156,297	374,278

Total Current Liabilities	1,365,416	439,418

TOTAL LIABILITIES	1,365,416	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,114,000 shares issued and outstanding	300,114	300,114
Additional paid-in capital	16,536,814	15,004,900
Accumulated deficit	(18,196,157)	(15,724,678)

Total Stockholders' Equity (Deficit)	(1,359,229)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,187	$19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
	(Restated)		(Restated)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	786,898	3,414	1,721,002	6,085
Professional fees	101,817	53,372	237,348	82,035
Selling, general and administrative	287,061	13,652	492,604	14,625

Total Operating Expenses	1,175,776	70,438	2,450,954	102,745

LOSS FROM OPERATIONS	(1,175,776)	(70,438)	(2,450,954)	(102,745)

OTHER INCOME (EXPENSES)

Interest expense	(13,935)	(3,043)	(20,525)	(5,468)

Total Other Income (Expenses)	(13,935)	(3,043)	(20,525)	(5,468)

LOSS BEFORE INCOME TAXES	(1,189,711)	(73,481)	(2,471,479)	(108,213)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,189,711)	$(73,481)	$(2,471,479)	$(108,213)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,114,000	288,938,184	300,114,000	288,938,184

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2021	2020
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,471,479)	$(108,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,531,914	-
Changes in operating assets and liabilities:
Accounts payable	123,601	20,057
Accrued liabilities	20,378	5,468

Net Cash Used by Operating Activities	(795,586)	(82,688)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	(2,000)	-
Proceeds from notes payable - related parties	784,019	82,500

Net Cash Provided by Financing Activities	782,019	82,500

DECREASE IN CASH AND CASH EQUIVALENTS	(13,567)	(188)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,187	$1,445

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$-	$147,513

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended January 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,281,768)	(1,281,768)

Balance, October 31, 2020	4	-	300,114,000	300,114	15,880,279	(17,006,446)	(826,053)

Issuance of stock options	-	-	-	-	656,535	-	656,535

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(1,189,711)	(1,189,711)

Balance, January 31, 2021	4	$-	300,114,000	$300,114	$16,536,814	$(18,196,157)	$(1,359,229)

	Six Months Ended January 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,652,744)	(185,820)

Net loss for the three months ended January 31, 2020	-	-	-	-	-	(73,481)	(73,481)

Balance, January 31, 2020	4	$-	288,938,184	$288,938	$14,177,986	$(14,726,225)	$(259,301)

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through January 31, 2021 the Company has accumulated losses of $18,196,157.

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

The Company condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which the Company prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended July 31, 2020, and our quarterly report on Form 10-Q for the quarter ended October 31, 2020.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $18,196,157 as of January 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of

BAKHU HOLDINGS CORP.

Notes to Financial Statements

January 31, 2021

(unaudited)

NOTE 5 - NOTES PAYABLE – RELATED PARTIES (continued)

the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note was $1,156,297 and $35,114, respectively as of January 31, 2021.

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

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is filing this Amendment on Form 10-Q/A for the quarter ended January 31, 2021, to include the requisite accounting and footnotes to financial statements to account for certain accounts payable and additional advances and/or payments made on behalf of the Company, which were not previously accrued and accounted for. On September 22, 2020, the Company entered into an Office Cost Sharing Agreement with The OZ Corporation which calls for payments of $34,000 per month in consideration of the shared use of office space and other office costs and expenses.  Furthermore, during the six months ended January 31, 2021, The OZ Corporation made payments on behalf of the Company which have been recorded in the financial statements.

The effects of the restatement are as follows for the six months ended January 31, 2021:

	As Reported	Adjustment	As Restated

Consolidated Balance Sheets:
Accounts payable	$38,154	135,851	174,005
Accrued interest	32,288	2,826	35,114
Notes payable – related parties	818,278	338,019	1,156,297
Accumulated deficit	17,719,461	476,696	18,196,157

Consolidated Statements of Operations
Professional fees	151,103	86,245	237,348
Selling, general and administrative	104,980	387,624	492,604
Interest expense	17,698	2,827	20,525

Consolidated Statements of Cash Flows
Accounts payable	(12,250)	135,851	123,601
Accrued liabilities	17,552	2,826	20,378
Proceeds from notes payable – related	446,000	338,019	784,019

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

Professional Fees. Professional fees were $101,817 and $53,372 for the three months ended January 31, 2021 and 2020, respectively.  Professional fees were $237,348 and $82,035 for the six months ended January 31, 2021 and 2020, respectively.  Legal fees have increased due to the Amended Restated License with Cell Science as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $287,061 and $13,652 for the three months ended January 31, 2021 and 2020, respectively. Selling, general and administrative expenses were $492,604 and $14,625 for the six months ended January 31, 2021 and 2020, respectively. The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses as a result of the Amended Restated License with Cell Science.

Other Income (Expenses). We had net other expenses of $13,935 and $3,043 for the three months ended January 31, 2021 and 2020, respectively. We had net other expenses of $20,525 and $5,468 for the six months ended January 31, 2021 and 2020, respectively. Other expenses incurred were comprised of interest expenses related to our notes payable to related parties.

Net Loss. We had a net loss of $1,189,711 for the three months ended January 31, 2021 compared to $73,481 for the three months ended January 31, 2020. We had a net loss of $2,471,479 for the six months ended January 31, 2021 compared to $108,213 for the six months ended January 31, 2020. The increase in net loss was mainly due to the stock options issued during the period and higher expenses incurred during the six months ended January 31, 2021 associated with the Amended Restated License.

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

For the six months ended January 31, 2021, cash decreased $13,567 from $19,754 at July 31, 2020 to $6,187 at January 31, 2021.

Net cash used in operating activities was $795,586 during the six months ended January 31, 2021, with a net loss of $2,471,479, stock-based compensation of $1,531,914, an increase in accounts payable of $123,601 and an increase in accrued liabilities of $20,378.

During the six months ended January 31, 2021, we had no net cash flows from investing activities.

During the six months ended January 31, 2021, we had $782,019 in net cash provided by financing activities which consisted of proceeds from notes payable – related parties in the of $784,019 which was offset by payments on notes payable – related parties of $2,000.

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