Form 10-Q/A
period 2021-04-30
Bakhu Holdings, Corp.
filed 2022-01-11
CIK 1440153

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

EXPLANATORY NOTE

Bakhu Holdings Corp. (the “Company”) is filing this Amendment on Form 10-Q for the quarter ended April 30, 2021, to (i) include the requisite accounting and footnotes to financial statements to account for certain accounts payable and additional advances and/or payments made on behalf of the Company, which were inadvertently not previously accrued and accounted, and (ii) attach the First Amendment to the License Agreement, which was entered into on February 8, 2021.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amended Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2021	2020
	(Restated)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,379	$19,754

Total Current Assets	1,379	19,754

TOTAL ASSETS	$1,379	$19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$398,780	$50,404
Accrued interest	55,817	14,736
Notes payable - related parties	1,764,693	374,278

Total Current Liabilities	2,219,290	439,418

TOTAL LIABILITIES	2,219,290	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,609,646 and 300,114,000 shares issued and outstanding, respectively	300,610	300,114
Additional paid-in capital	17,192,852	15,004,900
Accumulated deficit	(19,711,373)	(15,724,678)

Total Stockholders' Equity (Deficit)	(2,217,911)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,379	$19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(Restated)		(Restated)

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	815,854	554,277	2,536,856	560,362
Professional fees	201,695	49,770	439,043	131,805
Selling, general and administrative	476,715	2,788	969,319	17,413

Total Operating Expenses	1,494,264	606,835	3,945,218	709,580

LOSS FROM OPERATIONS	(1,494,264)	(606,835)	(3,945,218)	(709,580)

OTHER INCOME (EXPENSES)

Interest expense	(20,952)	(6,175)	(41,477)	(11,643)

Total Other Income (Expenses)	(20,952)	(6,175)	(41,477)	(11,643)

LOSS BEFORE INCOME TAXES	(1,515,216)	(613,010)	(3,986,695)	(721,223)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,515,216)	$(613,010)	$(3,986,695)	$(721,223)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,141,445	295,329,455	300,122,947	291,037,507

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	April 30,
	2021	2020
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,986,695)	$(721,223)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	2,188,448	553,091
Changes in operating assets and liabilities:
Accounts payable	348,376	5,681
Accrued liabilities	41,081	9,563

Net Cash Used by Operating Activities	(1,408,790)	(152,888)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related parties	(2,000)	(18,316)
Proceeds from notes payable - related parties	1,392,415	170,081

Net Cash Provided by Financing Activities	1,390,415	151,765

DECREASE IN CASH AND CASH EQUIVALENTS	(18,375)	(1,123)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,379	$510

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$-	$147,513
Stock issued for the exercise of stock options	$496	$-

The accompanying notes are an integral part of these financial statements.

.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended April 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,281,768)	(1,281,768)

Balance, October 31, 2020	4	-	300,114,000	300,114	15,880,279	(17,006,446)	(826,053)

Issuance of stock options	-	-	-	-	656,534	-	656,534

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(1,189,711)	(1,189,711)

Balance, January 31, 2021	4	-	300,114,000	300,114	16,536,813	(18,196,157)	(1,359,230)

Issuance of stock options	-	-	-	-	656,535	-	656,535

Stock issued for exercise of stock options	-	-	495,646	496	(496)	-	-

Net loss for the three months ended April 30, 2021	-	-	-	-	-	(1,515,216)	(1,515,216)

Balance, April 30, 2021	4	$-	300,609,646	$300,610	$17,192,852	$(19,711,373)	$(2,217,911)

	Nine Months Ended April 30, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Net loss for the three months ended October 31, 2019	-	-	-	-	-	(34,732)	(34,732)

Balance, October 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,652,744)	(185,820)

Net loss for the three months ended January 31, 2020	-	-	-	-	-	(73,481)	(73,481)

Balance, January 31, 2020	4	-	288,938,184	288,938	14,177,986	(14,726,225)	(259,301)

Stock issued for consulting fees	-	-	11,061,816	11,062	542,029	-	553,091

Net loss for the three months ended April 30, 2020	-	-	-	-	-	(613,010)	(613,010)

Balance, April 30, 2020	4	$-	300,000,000	$300,000	$14,720,015	$(15,339,235)	$(319,220)

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through April 30, 2021 the Company has accumulated losses of $19,711,373.

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

Notes to Financial Statements

April 30, 2021

(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $19,711,373 as of April 30, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

NOTE 4 - INCOME TAXES

As of April 30, 2021, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note was $1,764,693 and $55,817, respectively as of April 30, 2021.

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

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is filing this Amendment on Form 10-Q/A for the quarter ended April 30, 2021, to include the requisite accounting and footnotes to financial statements to account for certain accounts payable and additional advances and/or payments made on behalf of the Company, which were not previously accrued and accounted for. On September 22, 2020, the Company entered into an Office Cost Sharing Agreement with The OZ Corporation which calls for payments of $34,000 per month in consideration of the shared use of office space and other office costs and expenses.  Furthermore, during the nine months ended April 30, 2021, The OZ Corporation made payments on behalf of the Company which have been recorded in the financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

April 30, 2021

(unaudited)

The effects of the restatement are as follows for the nine months ended April 30, 2021:

	As Reported	Adjustment	As Restated

Consolidated Balance Sheets:
Accounts payable	$176,530	222,250	398,780
Accrued interest	48,044	7,773	55,817
Notes payable – related parties	1,254,278	510,415	1,764,693
Accumulated deficit	18,970,935	740,438	19,711,373

Consolidated Statements of Operations
Professional fees	263,153	175,890	439,043
Selling, general and administrative	412,543	556,776	969,319
Interest expense	33,705	7,772	41,477

Consolidated Statements of Cash Flows
Accounts payable	126,126	222,250	348,376
Accrued liabilities	33,308	7,773	41,081
Proceeds from notes payable – related	882,000	510,415	1,392,415

NOTE 8 – SUBSEQUENT EVENTS

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

Professional Fees. Professional fees were $201,695 and $554,277 for the three months ended April 30, 2021, and 2020, respectively.  Professional fees were $439,043 and $131,805 for the nine months ended April 30, 2021, and 2020, respectively.  Legal fees have increased due to revising the Amended Restated License with Cell Science as described above and preparing to launch our sublicensing program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $476,715 and $2,788 for the three months ended April 30, 2021, and 2020, respectively. Selling, general and administrative expenses were $969,319 and $17,413 for the nine months ended April 30, 2021, and 2020, respectively. The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses, including but not limited to rent, license fee, insurance, equipment, staff and other related laboratory related costs.

Other Income (Expenses). We had net other expenses of $20,952 and $6,175 for the three months ended April 30, 2021, and 2020, respectively. We had net other expenses of $41,477 and $11,643 for the nine months ended April 30, 2021, and 2020, respectively. Other expenses incurred were comprised of interest expenses related to our notes payable to related parties.

Net Loss. We had a net loss of $1,515,216 for the three months ended April 30, 2021, compared to a net loss of $613,010 for the three months ended April 30, 2020. We had a net loss of $3,986,695 for the nine months ended April 30, 2021, compared to $721,223 for the nine months ended April 30, 2020. The increase in net loss was mainly due to the stock options issued during the period, increased laboratory expenses including but not limited to rent, license fee, insurance, equipment, staff and other related laboratory related costs, and higher expenses incurred during the nine months ended April 30, 2021, associated with the Amended Restated License.

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

For the nine months ended April 30, 2021, cash decreased $18,375 from $19,754 at July 31, 2020 to $1,379 at April 30, 2021.

Net cash used in operating activities was $1,408,790 during the nine months ended April 30, 2021, with a net loss of $3,986,695, stock-based compensation of $2,188,448, an increase in accounts payable of $348,376 and an increase in accrued liabilities of $41,081.

 During the nine months ended April 30, 2021, we had no net cash flows from investing activities.

During the nine months ended April 30, 2021, we had $1,390,415 in net cash provided by financing activities which consisted of proceeds from notes payable – related parties in the amount of $1,392,415 which was offset by payments on notes payable – related parties of $2,000.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

February 8, 2021 amendment to License Agreement

The Company, as the Licensee and Cell Science Holdings Ltd., (“Cell Science”), as Licensor are parties to that certain Patent and Technology License Agreement, dated December 20, 2018 (the “Original License”), which on December 31, 2019, was merged with and into the Amended and Restated Patent and Technology License Agreement (the “Restated License”), and further amended on September 22, 2020 by the Amendment to the Amended and Restated Patent and Technology License Agreement (the “2020 Amendment”), collectively the (“License Agreement”).

On February 8, 2021 the Company and Cell Science entered into the First Amendment to the Amendment to the Amended and Restated Patent Technology License Agreement (the “First “Amendment”). Pursuant to the First Amendment, the License, as previously amended, was further amended to reflect that 26,000,000 shares, rather than 20,000,000 shares will be free from possible forfeiture under the License Agreement, pursuant to the terms and provisions of this Amendment.

The foregoing summary descriptions of the terms of the First Amendmentis a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the First Amendment, attached hereto as Exhibit 10.01

Subsequent Events

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

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
4(i)	Certificate of Designation of Series A Preferred Stock (1)
4(ii)	Certificate of Designation of Series B Preferred Stock (1)
10.1	Patent and Technology License Agreement dated December 20, 2018 (2)
10.2	Amended and Restated Patent and Technology License Agreement dated December 31, 2019 (3)
10.3	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020 (4)
10.4	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020 (4)
10.5	Efficacy Demonstration Laboratory Agreement dated June 10, 2020 (5)
10.6	Amendment to Amended and Restated License Agreement dated September 22, 2020 (6)
10.7	Agreement, Assignment Waiver and Estoppel dated September 22, 2020 (6)
10.8	Form of Indemnification Agreement (6)
10.9	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.10	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.11	First Amendment of Amendment to Amended and Restated License Agreement, dated February 12, 2021(8)
10.12	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021 (7)
10.13	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.14	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (8)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (8)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
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