Form 10-K
period 2021-07-31
Bakhu Holdings, Corp.
filed 2022-02-11
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2021, was $587,346,991.

As of February 4, 2022, there were 301,182,981 shares of the registrant’s Common Stock outstanding.

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

The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Furthermore, the forward-looking statements involve various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business,” and other sections in this report, and include:

•Licensed proprietary cannabinoid production technology has been tested on only a limited basis by related parties without qualified third party full process replication.

•Testing of the licensed technology to date has been conducted by Dr. Peter Whitton, its inventor and a principal stockholder of Cell Science, which has licensed the technology to us, and consultants under Dr. Whitton’s direction. Dr. Whitton benefits substantially from achieving favorable testing results.

•Our business is based on propriety technology that we may be unable to commercialize until we complete significant additional process refinement, documentation, and improvement, which may take several months and require substantial funding that we do not have.

•We may not be able to recover the costs we incur in completing additional process engineering or product refinement to meet the requirements of potential strategic or joint venture partners or others.

•The Coronavirus (“COVID-19”) global pandemic and collateral consequences have had and continue to have an adverse effect on our operations.

•Our entire business relies on the ongoing validity of our license from an affiliate to cell-extraction and replication technology.

•We cannot assure that states will permit our method of cannabinoid production to be produced, marketed, sold, delivered, or used in any jurisdiction.

•We may not have the funds needed to pay our affiliated licensor a one-time payment of $3.5 million due in January 2023.

•Our ability to attract and enter joint ventures, strategic alliances, commercialization agreements or other arrangements to commercialize our licensed technology with multi-state operators, producers, distributors, and sellers is uncertain.

•We cannot assure that we will be able to transfer the required technical know-how respecting our licensed technology to enable others to commercially produce cannabinoids.

•The intellectual property on which our business is based was licensed to us from a related party, and all dealings with that related party could be subject to substantial conflicts of interest.

•We cannot assure that our dealings with related parties that have been or will be approved by our board of directors, a majority of whom have conflicting interests, have been or will be in our best interest.

•Our long-term success will depend on the ultimate profitability of the firms that use our technology to produce cannabinoids, which we cannot predict.

•Our activities are highly regulated by extensive and complex federal and state regulatory schemes and maintaining compliance may be difficult and challenging.

•Anticipated changes to federal laws and relaxation of regulatory restraints, including increased federal flexibility, may not materialize.

•The production, sale, distribution, and transportation of cannabinoids, as well as consumer use of cannabinoids, is prohibited by the federal governments and many states for any use.

•The production, sale, distribution, and transportation of cannabinoids is prohibited by many states other than for medical use.

•The markets for our products may not grow at the rate we have projected based on industry market data, or may not grow at all.

•Our ability to implement a successful commercialization strategy does not assure our profitability.

•We have a limited operating history and have not generated revenue since our inception.

•We cannot assure that a robust and viable public trading market for our common stock will develop, notwithstanding the historical intermittent trading in our common stock.

Any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance, results, or events and involve risks and uncertainties, such as those discussed in this report. This report also contains statistical, market, economic and industry data we obtained from various publicly available government and industry publications and analyses, as well as our internal research and knowledge of our industry, all of which are typically based on numerous assumptions. If any one or more of the assumptions underlying this data is later found to be incorrect, actual results may differ from our projections based on these assumptions. In addition, the rapidly changing nature of our customers’ industries, preferences, and choices results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our target markets. You should not place undue reliance on these forward-looking statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from or worse than what we expect.

These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report.

____________________

Unless otherwise noted, references in this report to “we,” “our,” or “us” means Bakhu Holdings, Corp. and our wholly owned subsidiary, CBD Biotech, Inc.

PART I.

ITEM 1. BUSINESS

Overview

We hold a license from Cell Science Holding Ltd., an affiliate (“Cell Science”), to plant cell replication technology and related proprietary equipment, processes, and formulations to produce, manufacture, and sell cannabis-related byproducts—sometimes referred to as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses.

During our fiscal year ended July 31, 2021, we collaborated with Cell Science, through Dr. Peter Whitten, the principal inventor of the technology and an affiliate of both Cell Science and us, to demonstrate application of the technology.  In a July 2021 amendment to our license agreement with Cell Science, we altered the testing requirements and accepted the results then achieved, which required us to issue a one-year note for a one-time payment of $3.5 million, subject to specified setoffs, to obtain a fully paid license. In January 2022, we agreed to accept assignment of all rights under the lease for the facility in which the laboratory is located and all rights in all laboratory equipment and related assets used in the Efficacy Demonstration testing process in lieu of any reduction to the one-time payment note. See below and Item 13. Certain Relationships and Related Transactions and Director Independence.

We now propose to undertake additional work to determining the limits of the technology, maximize production efficiency, and reduce production costs, which we believe will enhance our commercialization efforts. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical, regulatory relationships and experience, and financial resources of experienced cannabinoid production firms.  We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need additional financing from external sources to begin these efforts.

The licensed intellectual property is based on established bioscience principles and practices and has been demonstrated on a limited basis. Testing of the process has met specified technical specifications, including equipment, processes, and formulations~~,~~ for production in batches in which specific cells are grown in a biologically active controlled and monitored environment within the proprietary production pods that could be replicated to produce commercial quantities. However, our licensed technology has not been scaled up to produce cannabinoids in commercial quantities routinely and reliably. Accordingly, our ability to commercializing the intellectual property through sublicenses is dependent on successful completion of necessary application engineering, which we cannot assure.

Our licensed technology describes a process to mirror, or replicate, the cannabinoid flavor, aroma, and CBD and THC potency qualities of the source plant’s cells without growing the plant. We do not now, and do not intend to, produce, transport, or sell cannabis or cannabinoids.

Since early 2020, our business activities and all efforts to advance the demonstration of the validity of our licensed technology were adversely affected due to the novel COVID-19 pandemic. The COVID-19 virus and its Delta, Omicron, and possible other variants, as well as government and private sector responses to them, have caused and continue to cause delays, increased costs, and interrupted travel and, in general, to negatively impact all of our activities.

Our Amended Restated License

On December 20, 2018, we entered into a Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”) to license, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabinoids – exclusively in North and Central America, including the Caribbean, for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less an amount equal to all cash and expense advances to Cell Science representatives to the technical team involved in the testing (the “One-time Payment”).  The One-time Payment is to be evidenced by a promissory note delivered to Cell Science upon obtaining specified, replicated test results, which we referred to as the “Efficacy Demonstration,” and payable one year from the delivery of the note. As a result of the issuance of these shares, Cell Science became our largest stockholder. See Item 12. Security Ownership of Beneficial Owners and Management Related Stockholder Matters, and Item 13. Certain Relationships and Related Transactions, and Director Independent.

In consideration of the December 2018 license granted by Cell Science, we issued to Cell Science 210,000,000 shares of common stock, which constituted about 69.84% of our issued stock as of July 31, 2021. The shares initially issued to Cell Science were subject to reduction if the results of the Efficacy Demonstration showed less than targeted results. In September 2020, we released 20,000,000 shares from possible reduction, and in February 2021, we released an additional 6,000,000 shares.

Based on an evaluation of the Efficacy Demonstration testing results achieved to date and in the light of the desire to accelerate the launch of our commercialization program directed at achieving recurring revenue, on July 12, 2021, we agreed to rely on the results from five bioreactors rather than two groups of five preselected bioreactors and accelerated the measurement criteria to measure the commercial efficacy of the licensed technology and determined to accept  test results from five bioreactors then achieved as meeting the Cell Science Efficacy Demonstration requirements. As a result of our acceptance of the Efficacy Demonstration test results in July 2021, we released all remaining 184,000,000 shares initially issued to Cell Science under our intellectual property license.  In January 2022, we accepted assignment of all rights under the lease for the facility in which the laboratory is located and all rights in all laboratory equipment and related assets used in the Efficacy Demonstration testing process in lieu of any reduction to the one-time payment note. See below and Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Amended Restated License Agreement, as subsequently amended by the 2020 and 2021 successive amendments, are all are merged into a single, integrated agreement that are together hereinafter referred to as the “Integrated License Agreement.”

Product and Process Refinement

Having accepted the test results demonstrating efficacy of the licensed technology in July 2021 and subject to obtaining required financing, we will continue to refine the licensed process, focusing on determining the limits of the technology, maximizing production efficiency, reducing production costs, and customizing features to address the requirements of potential commercialization partners, These efforts are underway at laboratory facilities in Van Nuys, California, in which the Efficacy Demonstration was completed. We acquired rights to use that facility through agreements with our affiliates, Cell Science and OZ in January 2022. As part of our ongoing laboratory work, we will develop operating manuals, technical descriptions, and related documentation with a view to supporting joint venture and strategic partners and others in constructing and operating commercial production plants. We intend to more fully define the scope and description of the technology, outline requirements for equipment, materials, and consumables. This work will require that we hire employees and engage consultants with required scientific and technical expertise.

Proposed Commercialization

General

We are proceeding with efforts to generate revenue through commercializing our licensed technology. In order to access the technical, financial, and operating and regulatory experience of companies already in the cannabinoid industry, we are identifying and initiating discussions with multi-state cannabinoid producers and marketers about possible joint venture arrangements or other strategic relationships.  In seeking these relationships, we will seek to balance the cash and other resources that the other party may provide to accelerate our market entry against the potential revenue that we will need to share with our partner. Our focus on joint ventures and strategic relationships will have priority over our earlier intent to sublicense third parties to use the licensed technology and related specifications for proprietary equipment, processes, and medium formulations to produce, manufacture, and sell cannabinoids. We do not currently have any commitment for any joint venture or other strategic relationship or any sublicense, except as described below. We do not now, and do not at any time intend to, produce, distribute, or market cannabis or cannabis products.

We intend to enter commercialization arrangements for the licensed technology only with third parties that are permitted in the applicable jurisdiction to legally produce and manufacture cannabis-derived products and byproducts for sale and use, including a cannabis concentrate powder product for the medical, food additive, and recreational cannabis consumption markets. The licensed technology is designed to produce, after the final processing step, both THC and CBD concentrates that mirror the source cells with potency meeting our requirements. Generally, we will seek commercialization through firms that have the requisite cannabinoid permits and financial ability to scale-up commercially sized bioreactor production facilities capable of producing at each production site 60,000 pounds per annum of a predictably harvested plant-derived material with reliable qualities and quantities.

Currently, state cannabinoid regulations are generally based on the regulation of live-grown plant production and may not specifically address possible production through a plant cell-replication process. Therefore, to support our commercialization program, we expect that we will need to obtain any special clearances from state licensing authorities for our plant cell replication processes on behalf of commercial partners.

In addition to initial engineering that we plan to undertake, we will be responsible for ongoing research and development costs and creating a licensing sales and support operation. Commercial partners will be required to fund production facilities construction, staffing, and operation. Commercial partners will also be responsible for all required regulatory permits and compliance. Typically state regulatory requirements are premised on plant-based cannabinoid production that is not easily adaptable to laboratory production methods such as ours.  Accordingly, we anticipate that initially we will need to collaborate with state regulators to adapt or amend current statutes, regulations, and administrative policies to accommodate laboratory cell culturing production, which we anticipate may not be successful and will likely increase costs and delay commercialization and revenues.

Sublicense with ICS

On April 17, 2020, through our subsidiary, we entered into a Strategic Alliance Agreement (“the Sublicense Agreement”) with Integrity Cannabis Solutions, Inc. (“ICS”), an unaffiliated Florida corporation, to collaborate: (i) to facilitate the building and operation of a commercial-scale production facility in Florida; and (ii) to enter into a sublicense.

We entered into the Sublicense Agreement on April 22, 2020, under which we granted to ICS the right to use the sublicensed technology to produce, manufacture, market, and sell CBD and related byproducts and derivatives having less than 0.3% measurable THC on a dry weight basis. The sublicense will become effective when the Efficacy Demonstration is complete with confirmed results demonstrating that: (a) the cannabinoid concentrates produced, harvested, and dried during a full cycle of the licensed technology process contain at least 90% of the measurable percentage levels of THC and CBD as the donor cells; and (b) this result is achieved at a project utility, production, and supplies cost of $0.10 per gram, or roughly $100 per kilogram, (c) we have provided the operations manual; (d) we have provided all necessary equipment designs and vendor resources. Since we waived compliance with the original Efficacy Demonstration requirements that were effective when we entered into our agreements with ICS, we will need to renegotiate the terms of our arrangements with it and cannot assure that we will be successful in doing so.

Under the existing sublicense, ICS is obligated to pay to us a continuing royalty equal to 8% of the wholesale product price sales revenue from the production of CBD raw product concentrate in the production facility using the sublicensed technology. The royalty payments are payable quarterly in arrears, beginning after the first quarter of commercial production. We cannot predict when actual production may commence.

We have informally discussed with ICS how we might move forward with our arrangements for placing a plant into production during 2022, but no new agreements have been agreed to, and we cannot assure that we will be able to negotiate mutually acceptable terms for proceeding.

Commercialization Support Services

We intend to provide our commercial partners with business and technical support to help them build and equip a commercial production laboratory to use our cell-extraction and replication technologies and related proprietary equipment, processes, and medium formulations. Our technical support will include component planning related to a variety of matters, such as:

•build-out requirements, including necessary leasehold improvements to support the operation of the licensed science production facility. utility requirements, equipment procurement and set-up, initial testing, plans, permits;

•regulatory compliance review of the licensed science;

•staffing plans, recommended qualifications for hiring science officer and technical team members;

•introduction to external resources consultants, engineers, compliance, shipping/packing, distribution;

•procurement and installation of proprietary bioreactors and all support equipment;

•process training for:

•seed culture harvest from donor plants

•seed culture growth cycle

•cell growth cultivation filtration cycle

•drying equipment operation post-production processing options for the plant material

•concentrate plant material distillation process

•initial product harvest and packaging plant material handling

•guidelines for internal and third-party laboratory testing contract review of services

•guidelines for product to market options

•consulting to utilize the product in proprietary products under regulatory compliance.

Sources and Availability of Raw Materials

Completion and operation of a facility using our licensed technology to produce cannabinoids is dependent on the availability of standard biological laboratory equipment and supplies and the acquisition and operation of proprietary equipment. In some cases, existing available equipment must be significantly modified and customized to perform required tasks and procedures. Similarly, medium formulations have been developed from raw materials commercially available from multiple suppliers. Since early 2020, the efficacy testing has been materially and adversely impacted by the shortages or unavailability of equipment or supplies.  We will continue to be subject to these shortages and delays as we continue the production and process engineering.

Our sublicense of the cell-extraction and replication technology will require the Company to obtain raw materials for cell culture media that are mixed and packaged by third parties for sale to sublicensee. We cannot predict whether commercial partners will be able to readily acquire or build the equipment or obtain the supplies necessary to construct and operate a commercial cannabinoid production facility based on our sublicensed cell-extraction and replication technology without unusual costs or delays.

Patents

We license the following patent applications under our Integrated License Agreement. We do not currently own any other intellectual property.

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

Although we intend to seek patent protection for additionally developed proprietary technology, the patent positions of our products are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any current or possible future patent applications will result in the issuance of any patents or whether such patent applications will be circumvented or invalidated. We cannot assure that all U.S. patents that may pose a risk of infringement can or will be identified. In addition, although we do not believe that any patents or other proprietary rights that we license infringe upon the rights of third parties, there may be third parties that hold patents of which we are unaware. This includes competitors or potential competitors that may have filed applications for, or received, patents and obtained additional patents and proprietary rights relating to, compounds or processes competitive with those covered under the Integrated License Agreement.

We could incur substantial legal and other costs to protect our proprietary rights against infringement by third parties. Similarly, we cannot assure that others may not assert infringement claims against us in the future and we recognize that any such assertion may require us to incur legal and other defense costs, enter compromise royalty arrangements, or terminate the use of some technologies. Furthermore, we could face delays in obtaining licenses when we may have infringed on other patents and may encounter delays in product market introductions while attempting to design around conflicting intellectual property rights.

We rely on patented and unpatented trade secrets, and we cannot assure that we can meaningfully protect our rights to them or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and technology. We require confidentiality agreements to be executed in circumstances when our personnel, consultants, and advisors will have access to proprietary information. We cannot assure, however, that these agreements will provide meaningful protection against or in the event of unauthorized use or disclosure of such information.

Research and Development

We had no research and development expenditures during the fiscal years ended July 31, 2021 and 2020.

Market

According to trade journals, business news following the cannabis industry worldwide, and public company information available for Canadian companies and U.S. companies domiciling in Canada, the average industry reported (including both private and public companies) cost to grow cannabis flower and trim in an inside-grow facility in California is approximately $800 to $950 per pound, without capital expenses or taxes, and approximately $420 per pound in a typical California greenhouse grow. The end-product flower, before taxation, depending on the state and the strain, is selling for $1,200 a pound to over $4,000 a pound.

We believe that the combination of the licensed technology and processes could deliver a high-quality plant-derived material at costs below $250 per pound, including the license royalty payment to us  in a commercially scaled laboratory, which we estimate is approximately one-third the capital expense cost of a comparable greenhouse grow facility.

Competition

We believe that competition in the commercial cannabinoid industry is based primarily on price per unit, predictable and replicable taste, aroma, and CBD or THC concentration, and compatibility with applicable regulatory requirements.

Cost is a function of both amortization of required capital costs and operating expenses. Based on the efficacy testing to date, we believe that capital costs for our cell-extraction and replication production facilities will compare favorably to capital costs required for a plant-based open-grow greenhouse or an inside grow hydroponic production facility of similar capacity. Similarly, we project lower per unit production operating costs for cell-replicated production than open-grow greenhouse or hydroponic production facilities. Our estimates are financial approximations of the economic effects derived during the efficacy testing and we cannot assure their accuracy for scaled production.

Another principal competitive factor is the replicable and predictable ability of our cell-extraction and replication technology to produce cannabinoids with flavor, aroma, and CBD or THC concentration that accurately mirrors the source cells. A part of this quality consistence and assurance is that laboratory-produced cannabinoids are free of pests, blights, and varied “flower potency” harvests common to the current plant-based live grow industry. Our planned production and process engineering will address assuring that the satisfactory test results achieved to date can be achieved in large scale commercial production facilities.

We believe the value to potential sublicenses will be dependent on their ability to scale the application of the technology and trade secret processes in production laboratories at the same or lower capital and operating costs than approaches common to the industry for live-grown plants in outside, greenhouse, or hydroponic production.

As noted and discussed in greater detail below under “Government Approvals and Regulation in the U.S. Cannabis Industry,” we anticipate that our ability to sell sublicenses will face competition from sponsors of live-grown plant production facilities that are more directly and predictably regulated than plant cell-replication technologies like we use. The need for us and our prospective commercial partners to coordinate regulatory licenses and compliance for our non-traditional production approach may result in delays and regulatory unpredictability that may adversely affect our commercialization efforts. Therefore, to support our commercialization program, we expect that we will initiate efforts to obtain any required special clearances from state licensing authorities for our production processes as well as provide continued support to our commercial partners.

We consider anyone producing THC and CBD to be both a prospect for commercializing our licensed science as well as a competitor for any prospective sublicense We believe principal competitors for our plant-based process are the synthetic producers, such as Ginko and many others, as well as traditional greenhouse production methods, which claim lower capital costs and higher quality than warehouse grown cannabis. MedMen and Curaleaf, for example, enjoy the advantages of established production capabilities. MedMen, headquartered in Culver City, California, is engaged in the Clone-to-Product cannabis business with operations for cultivation and retail paired in California and eight other U.S. states. Curaleaf, a Connecticut company, backed by Blackstone Partners and other investors, is the third largest cultivator and dispensary owner in the U.S. market. It recently acquired Grass Roots for eight hundred and seventy-five million dollars ($875,000,000) and Cura Partners for over one billion dollars ($1,000,000,000). These companies have been in the market for many years and have significant resources and established market share. There are a growing number of new entrants of various sizes into the cannabis growing industry that, together with the industry leaders, present a large, diversified, well-funded, and capably managed array of competitors with capital investments in competing cultivation processes. Many of the firms with which our commercial partners will compete have large financial and management resources and established positive industry reputations, distribution channels, customer relationships, operating histories, and reputations. We cannot assure that our licensed science will be able to compete effectively.

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

The U.S. Department of Justice, or DOJ, stated that Schedule I controlled substances are “the most dangerous drugs” with “potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, those charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines of up to fifty million dollars ($50,000,000) or prison sentences up to life, even if they are in compliance with state law. Further, individuals and entities may violate federal law if they intentionally aid and abet another violator or conspire to do so.

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

In light of the conflict between federal and state cannabis laws, in August 2013, under the Obama administration, DOJ Deputy Attorney General James M. Cole issued the Cole Memorandum to U.S. Attorneys providing guidance concerning marijuana enforcement under the CSA. It effectively stated it was not an efficient use of federal resources to direct federal law enforcement agencies to prosecute individuals following state laws that allow medical cannabis. The Cole Memorandum stated that, when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws is less likely to threaten federal priorities and that state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity.

In January 2018, under the Trump administration, the DOJ issued a policy memorandum on federal marijuana enforcement announcing a return to the rule of law and rescinding previous guidance documents, including the Cole Memorandum. In this memorandum, Attorney General Jeff Sessions directed U.S. Attorneys to determine whether to pursue prosecution of cannabis activity based upon the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of crimes on the community. The DOJ claims this is a return of trust and local control to federal prosecutors who know where and how to deploy federal resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the CSA, that “it is the mission of the DOJ to enforce the laws of the United States,” and that all U.S. Attorneys should use previously established prosecutorial principles to disrupt criminal organizations, tackle the growing drug crisis, and thwart violent crime across our country. Notwithstanding the change in guidance, year-end reports on the federal judiciary indicate that federal marijuana prosecutions dropped in both 2018 and 2019, even as the total number of defendants charged with drug crimes increased. Nevertheless, the DOJ could decide to strongly enforce the federal laws applicable to cannabis, causing us significant or irreparable financial damage.

On March 11, 2021, Merrick Garland was sworn in as the new U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memorandum. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana”, in written responses to the Senate Judiciary Committee provided around March 1. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

Congress possesses broad authority to change the status of cannabis under the CSA and related federal laws. In each budget cycle since 2014, Congress has passed an appropriations rider, known as the “Rohrabacher-Blumenauer Amendment,” barring the DOJ from using taxpayer funds to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. Because the Department of Justice memorandums serve as discretionary agency guidance and do not constitute a force of law, cannabis related businesses have worked to continually renew the Rohrabacher Blumenauer Appropriations Amendment (originally the Rohrabacher Farr Amendment) that has been included in federal annual spending bills since 2014. This amendment does not change the legal status of cannabis, prevent criminal liability, or effect recreational marijuana. It must be renewed each fiscal year in order to remain in effect, and if Congress repealed the rider, the DOJ could prosecute CSA violations retroactively while the rider was in effect. On October 1, 2020, the amendment was renewed and is effective through December 11, 2020. The U.S. Court of Appeals for the Ninth Circuit held in 2016 that the Rohrabacher-Blumenauer Amendment, in the opinion of the court, also prohibits the DOJ from spending funds from other relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with said state laws. This opinion applies only to states within the Ninth Circuit in the western United States.

The Rohrabacher-Farr Amendment was included in the Consolidated Appropriations Act of 2019, which was signed by President Trump on February 14, 2019, and funded the departments of the federal government through the fiscal year ending September 30, 2019. In signing the Act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical marijuana, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On September 27, 2019, the Rohrabacher-Farr Amendment was temporarily renewed through a stopgap spending bill and was similarly renewed again on November 21, 2019. The Fiscal Year 2020 omnibus spending bill was ultimately passed on December 20, 2019, making the Rohrabacher-Farr Amendment effective through September 30, 2020. In signing the spending bill, President Trump again released a statement similar to the ones he made May 2017 and February 2019 regarding the Rohrabacher-Farr Amendment. On December 27, 2020 the amendment was renewed through the signing of the Fiscal Year 2021 omnibus spending bill, effective through September 30, 2021. Notably, Rohrbacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Rohrabacher-

Farr Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Under the 2018 Agriculture Improvement Act, hemp, a member of the cannabis family, is no longer considered a Schedule I controlled substance under the CSA if it contains less than 0.3 percent THC. Hemp cultivation is now broadly permitted. It is unknown, however, if other cannabis derivatives will be federally legalized.

If the federal government were to strictly enforce federal law regarding cannabis and its chemically active compounds, we would likely be unable to execute our business plan. Even if our activities do not interfere with any of the enforcement priorities of the DOJ, we could be deemed to violate federal law and be unable to conduct our business.

Local and state regulatory schemes generally prohibit cannabinoid-related activities that are not specifically permitted and frequently address only plant live grown production. We will need to analyze each individual state’s regulations and collaborate with authorities to adapt regulatory schemes to our plant cell replication technology. Some jurisdictions may need to amend or revise their statutes and regulations or revise their administrative and enforcement policies to accommodate our production technologies. We cannot predict whether or how we can meet any state requirements or the time that might be required to do so.

Financial Transactions and Future Laws

Financial transactions involving cannabis-related proceeds may trigger prosecution under federal money laundering statutes, unlicensed money transmitter statutes, and the Bank Secrecy Act (the “BSA”). The penalties for violations of these laws include imprisonment, substantial fines, and forfeiture. With the rescission of the Cole Memorandum, there is increased uncertainty and added risk that federal law enforcement authorities could seek to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry.

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

Should the federal government legalize cannabis for medical use, it is possible that the U.S. Food and Drug Administration, or “FDA,” would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including requirements to use certified good manufacturing practices related to the growth, cultivation, harvesting, and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical cannabis is grown be registered with the FDA and comply with certain federally prescribed regulations. If these regulations were imposed, we do not know what the impact would be on the cannabis industry generally and on us specifically and what costs, requirements, and prohibitions may be enforced. If our commercial partners are unable to comply with the regulations or registration as prescribed by the FDA, such commercial partners may be unable to continue to operate their businesses in the U.S. markets.

On April 20, 2021, the U.S. House of Representatives passed the SAFE Banking Act of 2021. This bill is currently sitting within the Senate’s Committee on Banking, Housing and Urban Affairs awaiting consideration. Should the SAFE Banking Act of 2021 pass, it will alleviate many of the financial institutions’ concerns regarding transacting with cannabis-related businesses by providing several protective measures, including generally:

•Prohibiting federal banking regulators from restricting, penalizing, or discouraging a financial institution or depository institution from providing banking services to a legitimate cannabis-related business;

•Establishing that transactions involving proceeds from legitimate cannabis-related businesses are not considered proceeds of unlawful activities and thus, not within the purview of anti-money laundering regulations;

•Establishing that deposition institutions are not, under federal law, liable or subject to asset forfeiture for providing loans or other financial services to legitimate cannabis-related businesses;

•Prohibiting a federal banking regulator from requesting or ordering a depository institution to terminate its customer relationship with a protected cannabis-related business unless the agency has a legitimate reason not based on reputational risk; and

•Amending the reporting requirements for the SAR’s and requiring FinCEN to issue guidance on transactions related to cannabis-related businesses that is “consistent with the purpose and intent of the SAFE Banking Act of 2021 and does not significantly inhibit the provision of financial services” to said businesses.

The SAFE Banking Act of 2021 would also extend protection to legitimate hemp-related businesses, including CBD businesses.  It also requires federal bank regulators to issue annual reports to Congress with: (1) data on availability of access to financial services for minority-owned and women-owned legitimate cannabis-related businesses; and (2) recommendations to further help such businesses access financial services.

The SAFE Banking Act of 2021 if passed could pave a path forward for cannabis-related businesses to have ready access to crucial banking and financial services, with federally backed financial institutions being able to work with cannabis companies without fear of incrimination, federal prosecution, and regulatory penalties.

Local and state marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us or our commercial partners to incur substantial costs associated with compliance or altering our business plan. Allegations or findings that we have violated these laws could disrupt our business and result in a material adverse effect on our operations. In addition, future regulations may be enacted that are directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect they may have on our business.

State Border Regulation

Federal law states that cannabis and cannabis products may not be transported across state lines in the United States. As a result, all cannabis consumed in a state must be grown and produced in that same state. To meet this limitation, we intend to enter into commercialization arrangements with third parties that are restricted on a state-by-state basis. Typical cannabis growers cannot import or export crop across state lines to meet product demands. Therefore, excess production capacity in any given state that is not matched by increased demand in that state could exert downward pressure on the retail price for the products. A large number of retail licenses authorized by authorities in any given state could result in increased competition and exert downward pressure on the retail price for cannabinoid products our commercial partners sell.

We initially intend to concentrate our commercialization efforts in the United States. We believe that the value of a potential commercialization of our technology in Canada may be materially lower than in the balance of our territory due to product oversupply and excess production capacity.

Tax Concerns

An additional challenge to cannabis-related businesses is that the provisions of the Code, Section 280E, are being applied by the United States Internal Revenue Service to businesses operating in the medical and adult use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

Overall, the United States federal government has specifically reserved the right to enforce federal law regarding the sale and disbursement of medical or adult-use marijuana even if such sale and disbursement is sanctioned by state law. Accordingly, there are several significant risks associated with the business of the Company and unless and until the United States Congress amends the CSA respecting medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a significant risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States. We do not intend to produce, transport, market, or sell cannabis products.  We are not aware of enforcement determinations or policies under Section 280E targeting software companies, fertilizer companies, greenhouse companies, or similar that provide goods or services to companies that do produce, transport, market, or sell cannabis products

In the future we may separate components of our business under separate subsidiaries in an effort to compartmentalize liability but cannot assure that such a strategy will be successful.

Costs and Effects of Compliance with Environmental Laws

We do not anticipate that our future business activities will subject us to any environmental compliance regulations.

The operations of our commercial partners may be subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. The processes and medium formulations that are parts of our licensed technology must be applied, used, and discarded in accordance with these requirements. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. We cannot assure that future changes in environmental regulation, if any, will not adversely affect the operations of a commercial partner, which in turn will affect our operations. To address or mitigate environmental compliance concerns, our licensed technology process recycles water, does not use pesticides, and uses compact space.

Government approvals and permits are currently and may in the future be required in connection with the operations of our commercial partners. To the extent such approvals are required and not obtained, our commercial partners may be curtailed or prohibited from production of adult-use or medical cannabis-related products, delaying the development of our operations as currently proposed.

Failure to comply with applicable environmental laws and regulations could subject our commercial partners to regulatory or agency proceedings or investigations and may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include damage awards, fines, penalties, or corrective measures requiring capital expenditures or remedial actions. Our commercial partners may be required to compensate those suffering loss or damage by reason of their operations using our technology and civil or criminal fines or penalties may be imposed for violations of applicable laws or regulations.

Employees

As of July 31, 2021, our president was our only employee, although we intend to hire additional personnel as we undertake additional laboratory work and launch our commercialization efforts. A significant amount of competition still exists for skilled personnel in the medical cannabis-related industry. Nevertheless, we expect to be able to attract and retain additional employees as necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, and accountants as necessary.

Key Consultants

We rely on consultants to provide key technical services in connection with our current laboratory efforts respecting our licensed technology. Key current consultants include:

•David Slomczynski, PhD, has over 20 years’ post-doctoral experience in the fermentation and cell culture fields. He is an expert in analysis and experimental design. Dr. Slomczynski initiates and manages cultures and assists with improving our production process.

•Damien Solomon has substantial cannabis industry plant experience and is advising regarding product quality and design to meet market trends.

•Sean Akhavan has substantial experience as a chemist in the cannabis industry. He works on product design and quality. He is also an experienced project manager and overseas the management of our research projects.

•Donald Clark is responsible for regulatory compliance and the role-out of full-scale plans. He has gained regulatory approval for our Licensed Science process in California and will be working to qualify the Licensed Science to produce cannabinoids in other states.

Each of our consultants has obligations in addition to providing services to us and devotes such time to our requirements as we may mutually agree.

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

On May 15, 2018, we privately sold 335,000 shares of restricted common stock, which constituted about 56% of our issued common stock, at $1.00 per share to OZ Corporation for consulting services. OZ Corporation appointed new management and directors. Further, on August 8, 2018, we issued four shares of newly authorized

Series A Preferred stock to OZ Corporation in consideration of consulting services. On November 6, 2020, the four shares of Series A Preferred stock were transferred to Cell Science Holdings Ltd.  The Series A Preferred Stock has super voting rights that enable the holder to control the election of our board of directors and, ultimately, our direction. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Following the above change in control, we embarked on a new business plan to license and commercialize cell-extraction and replication technologies, primarily for medical products for pain relief and insomnia. These efforts lead to our initial license agreement with Cell Science that we entered in December 2018. As discussed in this report, that original license agreement has since been amended and revised as the Integrated License Agreement.

ITEM 1A. RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks factors occur, our business, financial conditions, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.

Risks Related to the COVID-19 Pandemic

The COVID-19 global pandemic has had an adverse effect on our operations and the potential commercialization of the licensed intellectual property.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Our principal responsive measures include implementing a mandatory work from home policy when possible, restricting airplane travel, rescheduling inspections for required regulatory clearances and permits, delaying sublicense marketing efforts, and updating our planning for future events in recognition of the fact that potential commercial partners will likely experience similar operating difficulties. We are also evaluating the impact of the pandemic on required equipment, components, and supplies that we and potential commercial partners will require. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, commercial partners, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

For us, the COVID-19 pandemic substantially delayed the efforts to put the efficacy testing laboratory in full service as we worked to complete regulatory inspections and clearances, obtain necessary equipment and supplies, and assemble required international technical expertise, consultants, and personnel. These delays resulted in additional costs and delays in completing the planned testing and, in turn, submitting applications for required regulatory approvals. We are unable to launch our commercialization program until the Efficacy Demonstration is substantially complete and required regulatory clearances are obtained.

The duration and magnitude of the impacts from the COVID-19 pandemic impacts on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable adverse economic effects on our business and on the worldwide economy are proving to be ongoing and broad. There are high probabilities of  the reoccurrences of widespread or localized virus outbreaks that may continue for many months, likely resulting in further government-ordered vaccination mandates, lockdowns, stay-home or shelter-in-place orders, social distancing; restrictions on travel; and other extensive measures. Government-approved vaccines have not been accepted by many people and are not widely available in all countries.  A full array of effective treatments for those infected by the virus have not been developed, may not be widely available, and may not be widely accepted. We cannot predict the effect of these circumstances on us and our vendors, suppliers, and potential commercial partners; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even if the COVID-19 pandemic subsides, we may continue to experience an adverse effect on our business because of its global economic impact, labor shortages, and supply chain disruptions, as well as the prospect of inflation or a recession. These circumstances will likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and potential commercial partners. As a result, we will need to continue to adjust, our business and expenditures to correlate our activities with business exigencies, including restrictions on executive and employee travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

Risks Related to our Business

Our entire business relies on the commercial-scale validation of our licensed cell-extraction and replication technology.

We plan to exploit our licensed cell-extraction and replication technology for the commercial production of cannabinoids through joint ventures, strategic partners, or others. Our ability to do so is conditional on satisfactory completion of ongoing process and product refinement and customization. We cannot predict when our planned work will be complete or assure that the substantive results of our planned efforts will be accepted by prospective commercial partners. Our commercialization efforts will be dependent on our ability to convince prospective commercial partners that our licensed cell-extraction and replication technology warrants the required commitment of capital, expertise, and other resources in the face of related risks. Even after a successful completion of planned process and product refinement and customization, there will initially be no established commercially operating facility using this technology successfully to support our commercialization efforts. We cannot assure that any initial costs we incur will be recovered.

We cannot accurately predict when satisfactory planned further work on our licensed technology will be completed.

We cannot accurately predict when the planned further work related to our licensed technology, which we believe will accelerate our commercialization efforts, can be completed. Any delay in completing the planned work could postpone the commencement of our commercialization efforts and our potential for revenue. We expect that the foregoing will require us to obtain additional capital, which we cannot assure that we will be able to obtain on acceptable terms or at all. If required financing and planned work cannot be completed timely, we may have to abandon efforts involving the cell-extraction and replication technology for cannabinoid production and seek other business opportunities or suspend operations. Consequently, we would be unable to recover previous costs related to these abandoned activities. We have no other technology or know-how to exploit commercially.

We cannot assure that state and local regulatory schemes will accommodate our plant cell-replication cannabinoid production.

We cannot assure that state and local cannabinoid regulatory schemes that are based on plant live grown production are compatible with our plant cell-replication technology. We anticipate that we will need to address the regulatory scheme in each state and local jurisdiction to assure that it is compatible with and will accommodate our plant cell-replication production technology. Further, we cannot assure that any necessary changes in laws, regulations, or administrative policies or interpretations will be adopted or implemented. Accordingly, we may be limited in or prohibited from establishing commercial partners in certain states.

Our officers and directors have been and are subject to substantial conflicts of interest in dealings with Cell Science and others.

Since 2018, a majority or all of our directors were or are also affiliates of Cell Science, the licensor of the intellectual property on which our business activities are based, and its affiliates. See Item 13. Certain Relationships and Related Transactions, and Director Independence. Accordingly, the terms of

•the Integrated License Agreement,

•the July 2021 reduction in the technical requirements of the Efficacy Demonstration and the agreement to accept test results to date as warranting release from cancellation 184,000,000 shares issued under the Integrated License Agreement and the amount of the credits to reduce the amount of the One-time Payment note,

•the terms of our office sharing agreement,

•the ownership of improvements to the licensed technology,

•the amounts of certain intercorporate advances, and

•other interpretation and administrative decisions

were not the result of arm’s length negotiations. These conflicting interest transactions directly and indirectly benefited the affiliates of the directors with a conflict of interest. These conflicts are likely to continue. We do not have policies or procedures in place to resolve any conflicts of interest in our favor.  We have no governance policy to preclude or limit decisions with related parties.

Our licensed proprietary cannabinoid production technology has been tested on only a limited basis by related parties without qualified third party replication.

To date the propriety technology that we have licensed has only been tested on a limited basis by our affiliates, Cell Science, which is also the licensor, and Oz Corporation, both of which benefit from favorable test results. Further, the testing was conducted under the supervision of Dr. Peter Whitton, the inventor of the licensed technology and our director, who benefits substantially from a successful test that triggered the release of a large block of our common stock and a One-time Payment of $3.5 million. No qualified third party has independently replicated the entire process or reviewed laboratory logbooks, results, processes, or procedures. Accordingly, we expect that prospective third-party investors, commercialization partners, investment bankers, and others will want to conduct their own independent tests to confirm the test results to date before transacting business with us. This requirement that potential commercial partners or others commit their own financial, technical, and management efforts to confirm the efficacy, reliability, and predictability of the proprietary technology may be a substantial barrier to commercialization.

We cannot predict the timing or results of our planned product refinement or customization.

Our planned laboratory work to refine and customize our production processes will require substantial financial, technical, and management resources, and we cannot predict whether or when the required work will be completed. We currently do not have all of the required management, technical, or financial resources to complete our plans. Our inability to obtain or delays in obtaining the financing, facilities, or technical and management required to complete this work or adverse engineering results would correspondingly delay the commencement of our commercialization efforts.

Our license from Cell Science may be terminated if we fail to meet certain covenants, which could adversely affect our commercialization program.

Under our Integrated License Agreement, we remain obligated to pay certain patent prosecution and other intellectual property protection costs that could be substantial. We do not plan to establish or maintain any deposits or reserves to pay these costs. If we fail to meet these obligations, Cell Science could terminate our license. Under our Integrated License Agreement, Cell Science would then have the right to assume our position in any outstanding sublicenses or other commercial arrangements. If Cell Science assumed outstanding obligations, it would step into our position as commercial partner or sublicensee, precluding us from participating in further revenue from that relationship, notwithstanding our potential continuing liability for our obligations to commercial partners. The possibility that Cell Science, a foreign entity, may assume our obligations to our commercial partners may be a risk to them that may have a material adverse effect on our commercialization efforts. If Cell Science refuses to assume our obligations under our commercialization arrangements, the rights of our commercial partners may be subject to dispute, which would likely result in damages that our commercial partners would seek to recover from us. The existence of the right of Cell Science to terminate our license on which our sublicenses will be based may be considered a substantial risk to potential commercial partners and correspondingly impair the success of our commercialization efforts.

We are obligated to pay to Cell Science a One-time Payment of $3.5 million.

We are required to pay Cell Science a one-time payment under a one-year note for $3.5 million due in January 2023. We currently do not have funds with which to pay this amount and have not arranged or obtained commitments for such funding from any source.

Our ability to attract and enter joint ventures, strategic alliances, or sublicenses with producers, distributors, and sellers is uncertain.

We will need to identify and attract qualified, interested third parties to commercialize our cell-extraction and replication technology for cannabinoid production. We cannot assure that we will be able to successfully enter into any commercialization arrangement. We estimate that a new facility designed to produce about 5,000 pounds of plant-derived material per month using our licensed technology for cannabinoid production will require a capital investment for equipment of from $3.9 to $4.6 million, in addition to leasehold improvements on the facility.  We expect to encounter third-party reluctance to commit substantial capital to use our technology, which will at least initially be commercially untried by others. Accordingly, we cannot predict when or the pace at which we may be able to enter commercial arrangements to generate revenue. We may be forced to delay planned commercialization efforts, seek other commercialization strategies, or obtain additional capital to continue.

We cannot assure that we will be able to transfer the required technical know-how respecting our licensed technology to enable commercial partners to commercially produce cannabinoids.

Our licensed cell-extraction and replication technology for cannabinoid production is relatively sophisticated and complex and requires scientific expertise in sterile production facility plant construction and operation, particularly as compared to traditional open-grown, greenhouse, or hydroponic production. We cannot assure that the licensed technology transfer and consulting strategies we plan to use will be effective in successful production facility operation by our commercial partners.

Our long-term success will depend on the profitability of our commercialization arrangements, which we cannot control or predict.

Our long-term success will depend on the success of our commercial partners and their ability to construct and operate commercial cannabinoid production facilities, market their products competitively, and achieve an overall, sustainable profit. The degree of commercial success and profitability of our commercial partners will affect our success in attracting additional commercial partners and the economic terms of our third-party arrangements. We cannot assure that our commercial partners will be successful, which may incentivize us to adjust the terms of our existing or new arrangements to include terms less favorable to us.

Others may challenge the validity and enforceability of the licensed patents, know-how, and related intellectual property.

Our future success is dependent on the validity and enforceability of our licensed patents, trade secrets, intellectual property, and related rights. Unauthorized parties may attempt to replicate or otherwise obtain and use the licensed intellectual property granted to us. Policing the unauthorized use of our current or future patents, trade secrets, intellectual property, or licensed rights and enforcing these rights against unauthorized use by others could be difficult, expensive, time-consuming, and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying unauthorized use of these rights is difficult because we may be unable to effectively monitor and evaluate whether products being distributed by our competitors were made using our technology, including parties such as unlicensed producers. In addition, in any infringement proceeding, some or all our trademarks, patents, other intellectual property rights, licensed rights, or other proprietary know-how, or arrangements or agreements seeking to protect us may be found invalid, unenforceable, anticompetitive, or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our trademarks, patents, other intellectual property, or licensed rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications for patent protection at risk of not being issued. Any or all of these events could materially and adversely affect our business, financial condition, and results of operations.

In addition, other parties may claim that our products infringe on their proprietary and perhaps patent-protected rights. Such claims, whether meritorious, may subject us to significant financial and managerial resources, legal fees, injunctions, temporary restraining orders, or an award of damages. We may need to obtain licenses from third parties that allege that we have infringed on their lawful rights, which may not be available on terms acceptable to us or at all. In addition, we may not be able to use or obtain licenses or other rights for intellectual property that we do not own on terms that are favorable to us or at all.

Under our Integrated License Agreement with Cell Science, we are obligated to defend the licensed technology against third-party infringement. Therefore, we may be obligated to incur substantial legal, expert witness, and related litigation costs in any litigation that may be involved, whether initiated by us or a third party. We cannot assure that we would be able to recover any costs incurred by us.

The markets for cannabinoid products may not grow at the rate projected by industry market data or at all.

We partially base our long-term business model on the anticipated growth of demand for cannabis and cannabis-related products demand in North America, particularly in the United States, because of regulatory liberalization and growing social acceptance and use. We cannot assure that our projections, based on numerous assumptions and projected effects of future events, will materialize. Limitations or slowness in the increase of demand for cannabis and cannabis-related products in the United States would also limit our possible growth.

Our ability to successfully implement a commercialization strategy does not assure our profitability.

We cannot assure that our strategy of commercializing our technology to third-party cannabinoid producers, even if we enter several or multiple arrangements, will generate sufficient revenue to meet related costs and result in a profit. We will incur operating costs in marketing our technology, completing commercialization arrangements, providing technical and operational support to our commercial partners, and otherwise operating our business. We cannot assure that our revenue will offset these costs. We may not be profitable.

The auditor’s reports for the years ended July 31, 2020 and 2021, contain explanatory paragraphs about our ability to continue as a going concern.

We have not generated revenue and have limited capital. We have incurred losses since inception resulting in an accumulated deficit of $20,880,418 as of July 31, 2021. Our auditor stated in its report on our audited financial statements that it has substantial doubt that we will be able to continue as a going concern without further financing. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually attain profitable operations and to obtain acceptable financing in the interim period.

We anticipate that any additional funding that we obtain will be in the form of equity financing from the sale of our common stock or debt. However, we cannot assure that we will be able to raise sufficient funding from the sale of our common stock or be able to obtain debt financing. The risky nature of our business enterprise and our lack of revenue may place debt financing beyond the creditworthiness required by most banks or typical investors in corporate debt until such time as we generate recurring revenue from technology commercialization. We do not have any arrangements for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements, or contingencies in place if we cease operations.

Consumers may consider our licensed technology to result in a genetically modified organism.

Some consumers may consider our laboratory plant-derived cell production method to constitute genetic modification and resist acceptance of cannabinoids produced by commercial partners we may establish.

We have a limited operating history.

We were incorporated in 2008 but had little or no activity until we obtained license rights to cell-extraction and replication technology for commercial cannabinoid production in late 2018. However, we have not completed required planned engineering, so we have not commenced commercialization this technology to generate revenue. Therefore, we are subject to the risks common to early-stage enterprises, including undercapitalization, few personnel, limited financial and other resources, and lack of revenues. We cannot assure that we will be successful in achieving a return on our stockholders’ investments. Our likelihood of success must be considered in the light of our early stage of operations.

We have not generated any revenue since our inception, and we may never achieve profitability.

We are a development-stage company that has not generated any revenue. If the planned product refinement and customization meets the requirements of prospective partners so we can launch our commercialization effort, our expenses are expected to increase significantly before we can begin generating revenue. Even as we begin to market and commercialize our licensed technology, we expect our losses to continue because of ongoing sales and marketing expenses for the commercial partners , technology transfer costs, research and development expenses, and other operating expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties that we will encounter, we are unable to predict if or when we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition, and results of operations will be negatively affected, and the market value of our common stock will likely decline.

We are a smaller reporting company, which reduces our reporting obligations.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we have a public float of less than $3.5 million and had annual revenues of less than $50.0 million during the most recently completed fiscal year. Because we are a smaller reporting company, the disclosure required in our SEC filings is less than it would be if we were not considered to be a smaller reporting company. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are required to provide only two years of audited financial statements in annual reports; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Unsolicited takeover proposals may distract management and adversely affect our business.

The review and consideration of any takeover proposal may be a significant distraction for our management and personnel and could require the expenditure of significant time and resources by us. Moreover, any unsolicited takeover proposal may create uncertainty for our personnel that may adversely affect our ability to retain key personnel and to hire new talent. Management and employee distractions related to any such takeover proposal also may adversely impact our ability to optimally conduct our commercialization program and otherwise advance our business and pursue our strategic objectives. An unsolicited takeover proposal may also create uncertainty for our commercial partners, suppliers, and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The uncertainty arising from unsolicited takeover proposals and any resulting costly litigation may disrupt our business, which could result in an adverse effect on our business, financial condition, and results of operations.

Our Code of Ethics may not apply or be waived.

We have adopted a Code of Ethics that requires our board of directors to refrain from approving any transaction that is not in our best interests and is not on terms at least as favorable to us as could be obtained as a result of arm’s-length negotiations between unrelated parties in a similar situation We have not adopted any other policy respecting decisions involving conflicts of interest and cannot assure that any such issues will be resolved in our favor. We cannot assure that the Code of Ethics has or will apply to all potential conflicts or that its provisions will not be waived.

We rely on key personnel and consultants.

Our success is dependent upon the ability, expertise, judgment, discretion, and good faith of our executive management and consultants and our ability to continue to attract, develop, motivate, and retain highly qualified and skilled personnel and consultants. We rely on scientific advice from Dr. Peter Whitton, the inventor of the cell-extraction and replication technology on which our business is based, who has numerous other commitments and demands on his attention. Qualified, experienced individuals such as our principal technical consultant, Cannabis industry consultants are in high demand, and we may incur significant costs to engage them. The loss of the services of our executive management or consultants, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute our business plan and strategy, and we may be unable to find adequate replacements on a timely basis or at all. We have no key-man life insurance on any of our employees or consultants.

We cannot assure that the insurance coverage we obtain will be adequate.

We have or intend to obtain insurance to protect our assets, operations, directors, and personnel. While we believe our insurance coverage addresses and will address all material risks to which we are exposed and is adequate and customary for our operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, we cannot assure that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and the damages were not covered by insurance or were more than policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition, and results of operations.

We may also seek insurance coverage for product liability claims and for business interruption. We cannot assure that we will be able to obtain desired insurance coverage on acceptable terms or at all. Any insurance coverage we maintain will be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed.

We may incur product liability claims related to the application of the intellectual property we sublicense to cannabinoid producers.

As commercial partners producing cannabinoids will face an inherent risk of exposure to third-party product liability claims, regulatory action, and litigation if our processes, procedures, or medium formulations are alleged to have caused significant loss or injury. In addition, the sale of products produced by a commercial partner using the sublicensed intellectual property involves the risk of injury to consumers due to product contamination or tampering by unauthorized third parties. Previously unknown adverse reactions could occur resulting from human consumption of such products alone or in combination with other medications or substances. We may be subject to various third-party product liability claims, including claims that the products produced using the licensed technology caused injury or illness, that such products did not include adequate warnings concerning possible side effects or interactions with other substances, or that the use of the licensed technology did not include adequate instructions for use.

Product liability claims or regulatory actions against us could result in increased costs, adversely affect our reputation generally with existing or potentially new commercial partners and have a material adverse effect on our results of operations and financial condition. Although we are also currently pursuing additional insurance coverage for product liability claims, such insurance is expensive, and we cannot assure that we will be able to obtain desired insurance coverage on acceptable terms or at all. Any insurance coverage we maintain will be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the licensed technology.

Subsequent clinical or laboratory research on the characteristics of cannabinoids or their effect on the human body could adversely affect public attitudes and consumer perception towards cannabinoids and, ultimately, the commercialization of our licensed technology.

A variety of institutions worldwide are continuing clinical and laboratory research of the use and effects of cannabinoids. Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy, and dosing of cannabis or isolated cannabinoids such as CBD and THC remains in relatively early stages. Future research, studies, and clinical trials may lead to conclusions that dispute or conflict with the current understanding and belief regarding the medical or recreational benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids and the demand for the products produced by our commercial partners.

We believe the cannabinoid industry is highly dependent upon consumer perception regarding the safety, efficacy, and quality of cannabis and related products distributed to consumers. Consumer perception of the products produced by commercial partners using our licensed technology can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, informal social media exchanges, and other publicity regarding the consumption or use of cannabinoid products. We cannot assure that future scientific research, reports, findings, regulatory proceedings, litigation, media attention, or other publicity will be favorable to the cannabis market or products or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention, informal social media exchanges, or other publicity that is perceived as less favorable than, or that questions, earlier research reports, findings, or publicity could have a material adverse effect on the demand for use of the licensed technology and consequently, our business, results of operations, financial condition, and cash flows. Negative publicity or public opinion may adversely affect consumer demand for cannabinoids produced and sold by our commercial partners, which would also adversely affect our ability to establish new commercial relationships that generate royalty revenues from commercial partners and our business, results of operations, financial condition, and cash flows.

Unfavorable publicity reports or other media attention regarding the safety, efficacy, and quality of cannabis and related products produced using the licensed technology or associating the consumption of cannabis or related products with illness or other negative effects or events could also have such a material adverse effect. Negative publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from a sublicensee’s failure to use the licensed technology correctly or a consumer’s failure to consume or use the products appropriately or as directed. The increased usage of social media and other web-based tools to generate, publish, and discuss user-generated content and to connect with other users has made it significantly easier for individuals and groups to communicate and share opinions and views about us, our activities, or our licensed technology, whether true or not. Although we intend to operate in a manner that will be respectful to all stakeholders and protect our image and reputation, we will not be able to control how we are perceived by others. Reputational loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations, and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows, and growth prospects.

Third parties may refuse to do business with us if they perceive that we are too closely connected to the cannabis industry, with which they do not want to be associated.

Some firms with which we may want to transact business may find the cannabis industry objectionable or determine that they are exposed to reputational risk because they consider our business activities relating to cannabis. Although we are not engaged in the cultivation, production, manufacturing, or sale of cannabis-derived products, these firms may perceive that we are too closely connected to the cannabis industry and refuse to deal with us. Failure to establish or maintain business relationships could have a material adverse effect on us.

Our business will be subject to failures or interruptions of information technology systems and cyber-attacks.

Our business will depend on information technology hardware, software, telecommunications, and other services and systems we obtain from third parties. Therefore, our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology systems, and software against damage from numerous threats, including damage to physical facilities, capacity limitations, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, and theft. Our operations also depend on the timely maintenance, upgrade, and replacement of networks, equipment, information technology systems, and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures and delays or increased capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any failure, adversely impact our reputation and results of operations.

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

Ongoing domestic and international financial conditions will adversely affect the business and operations of the Company, our prospective commercial partners, the cannabinoid industry, and the world generally.

In recent years, global commercial and financial markets have experienced significant reoccurring disruptions, including severely diminished liquidity and credit availability, levels of sovereign and individual indebtedness, increased trade tariffs and barriers, supply chain delays or failures, declines in consumer confidence, declines in economic growth, increased unemployment, and uncertainty about economic stability. We cannot assure that significant deterioration in credit and financial markets, international trade, and confidence in economic conditions will not occur in the future. Any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions could have a material adverse effect on our business, financial condition, and results of operations.

Further, global credit and financial markets have displayed arguably increased volatility in response to global economic, pandemic, or political events. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. These factors may impact our ability to obtain equity or debt financing in the future and, if obtained, on terms favorable to us. Increased levels of volatility and market turmoil can adversely impact our operations and value, and the price of our common stock could be adversely affected.

We cannot assure that we will be able to compete successfully.

We expect significant competition from other companies. We believe that competition in the commercial cannabinoid industry is based primarily on price per unit, predictable and replicable product flavor, aroma, and CBD or THC concentration, and ease and predictability of regulatory compliance. Price per unit of production will be based on the cost of amortizing capital expenditures and covering production and operating costs, and we cannot assure that production using our licensed technology will enable commercial partners to compete on these terms. Our potential commercial partner’s principal known competitors include MedMen and Curaleaf, both of which have first-mover advantage and are well capitalized with experienced management and technical resources. Numerous companies appear to be applying for cultivation, processing, and sale licenses, some of which may have significantly greater financial, technical, marketing, and other resources than we have. These competitors may be able to devote greater resources to the development, promotion, sale, and support of their products and services, and may have more extensive customer bases and broader customer relationships. We may be at a competitive disadvantage to live-grown plant producers because of the lack of established regulatory accommodation of plant cell-replication production methods. To the extent that we are not able to market and enter enough sublicenses, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that we may not have a competitive price advantage as compared to producers of CBD containing less than 0.3% THC from hemp, which was sanctioned in 2018 under the Agriculture Improvement Act,

Risks Related to Significant Regulation

The activities of our potential commercial partners are highly regulated by extensive and complex federal and state regulatory schemes that make maintaining compliance difficult and challenging.

The commercial cannabis industry is a relatively new industry, and we anticipate that regulations will constantly be changing as the federal government and each state monitors the applicable regulatory regime and commercial activity. Our technology commercial partners will be subject to a variety of laws, regulations, and guidelines relating to the production, manufacturing, management, transportation, disposal, storage, distribution, sales, use, health, and safety of cannabis and derived products and byproducts as well as laws and regulations relating to drugs, controlled substances, health, and safety. In addition, publicly held cannabinoid producers may be subject to other federal and state securities laws and the rules and regulations of self-regulatory organizations such as the exchanges on which their securities are traded.

Laws, regulations, and guidelines generally applicable to the cannabis industry domestically and internationally may change in unforeseen ways. New laws and changes to existing laws or regulatory schemes may adversely affect our commercial partners directly and us indirectly. Regulatory changes could reduce demand for cannabis-derived products and byproducts, decreasing the market for our sublicenses or potential royalty revenue, which would adversely affect our financial condition, results of operations, and prospects. Amendments to current laws, regulations, and permitting requirements, or more stringent application of existing laws or regulations, may have a material adverse effect on our commercial partners or us and our business, resulting in increased capital expenditures or production costs, reduced levels of production, or abandonment or delays in the development of facilities.

Our ability to sublicense our technology will depend on the compatibility of our plant cell-replication technology with current regulatory schemes designed to regulated live-grow plant production and the predictability of the nature and extent of further regulation. Further, our business will depend on the ability of our commercial partners to maintain compliance with these laws, regulations, and interpretative and enforcement policies. Delays by our commercial partners in obtaining or failing to obtain and maintain the requisite regulatory approvals may significantly delay or negatively impair our commercialization program.

We may incur ongoing costs and obligations related to regulatory compliance or assisting our commercial partners in their regulatory compliance. Failure to comply with applicable laws and regulations could result in regulatory or agency proceedings, investigations, and enforcement actions, including orders causing operations to cease or be curtailed and levying damage awards, fines, penalties, or corrective measures, all of which will require unanticipated capital expenditures or remedial actions. Parties may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. The outcome of any regulatory or agency proceedings, investigations, audits, and enforcement actions could harm our commercial partners directly and us indirectly.

We are subject to various state regulations that can severely restrict our ability to execute our business plan.

The ability to execute on our business plan is governed by various state regulations and administrative and enforcement policies. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, such state regulations generally specify what is permissible, and thus, any activity that is not specific authorized by such state regulations remains prohibited. Therefore, strict compliance is required and if any activity required to execute on our business plan is not specifically authorized this would result in our inability and the inability of our commercial partners to execute our respective business plans in such state.

Strict enforcement of federal laws regarding cannabis would likely severely restrict our ability to execute our business plan.

In the United States, cannabis is largely regulated at the state level. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis, and 18 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use.” Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the Controlled Substance Act and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the interstate production, transportation, possession, sale, and use remain violations of federal law that are punishable by imprisonment, substantial fines, and forfeiture. Our commercial partners will be directly subject to these laws and regulations. Companies that are not engaged directly in the cultivation, production, manufacturing, or sale of cannabis or cannabis-derived products nevertheless may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws. Therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our commercial partners to execute our respective business plans.

Anticipated relaxation of regulatory restraints may not materialize.

Currently, the market for THC cannabinoids in the United States is severely restricted by the federal regulatory position listing cannabis as a Schedule I controlled substance, which prohibits cannabis in interstate commerce, with attendant secondary and tertiary adverse effects. Accordingly, intrastate production, transportation, and sale of cannabis and cannabis-related products are regulated on a state-by-state basis. Although in recent years several states have changed their laws to legalize and tax cannabis and cannabis-related products for medical or recreational use, we cannot predict whether this trend will continue or whether the federal government will take similar action. We expect the disparity between federal and state cannabis legalization and regulation will continue. The continuation of the current regulatory regime may limit the commercialization of our licensed technology.

The Rohrabacher-Farr Amendment may not be renewed.

The Rohrabacher-Farr Amendment, prohibits the DOJ from spending funds appropriated by Congress to enforce the tenets of the Controlled Substance Act against the medical cannabis industry in states which have legalized such activity. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill and is effective through September 30, 2021. There can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law. Such potential proceedings could involve significant restrictions being imposed upon the Company or commercial partners. Such proceedings could have a material adverse effect on the Company.

We and our commercial partners may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.

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

The Bank Secrecy Act requires us to report currency transactions of over $10,000, including identification of the customer by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect, or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements, and to verify sources of funds. We may be pressured by commercial partners to accept cash payments in view of the federal regulation of banks that restricts commercial partners’ access to banks. If we fail to comply with these laws and regulations, the imposition of substantial penalties could have a material adverse effect on our business, financial condition, and results of operations. Increasingly, foreign jurisdictions in which we may do business have similar regulatory schemes.

We are subject to risk of civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

We or our commercial partners may be subject to compliance with laws and regulations governing cannabis in foreign jurisdictions.

Our ability to achieve our business objectives in foreign jurisdictions may be contingent, in part, upon our prospective commercial partners obtaining approval and complying with applicable regulatory requirements enacted by those governmental authorities. We cannot predict the effect to our business of foreign compliance regulations on our commercial partners in producing and manufacturing cannabis and derived products and byproducts; the length of time to secure appropriate regulatory approvals to use our licensing technology and process; or the extent of testing and documentation that may be required in those jurisdictions. Delays in obtaining, or failing to obtain, regulatory approvals may negatively affect the development of markets for our sublicenses and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We anticipate that we and our commercial partners will incur ongoing costs and obligations related to regulatory compliance. Failure by us or our commercial partners to comply with regulations may result in additional costs for corrective measures, penalties, or restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof, or other unanticipated events could require extensive changes to our operations, increase compliance costs, or give rise to material liabilities, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Prohibitions or restrictions from investing in or transacting business with companies in the cannabis industry may have an adverse effect on our operations.

Certain jurisdictions may prohibit or restrict their citizens or residents from investing in or transacting business with companies involved in the cannabis industry, even if such companies only conduct business in jurisdictions where cannabis is legal, or the companies are not directly engaged in the cultivation, production, manufacturing, or sale of cannabis-derived products. Similar prohibitions or restrictions may apply in other jurisdictions where cannabis has not been legalized. In the United States, there have been certain instances of the U.S. Customs and Border Protection preventing citizens of foreign countries from entering the United States for reasons related to the cannabis industry.

We may rely on foreign advisors and consultants respecting local legal, regulatory, or governmental requirements or business practices.

The legal and regulatory requirements in the foreign countries in which we may operate respecting the cultivation, production, manufacturing, and sale of cannabis and cannabis-related products by our intended commercial partners, as well as banking systems and controls and local business culture and practices, are different from those in the United States. Although members of our management may have previous experience working and conducting business in these countries, we may retain and rely on local consultants, advisors, legal counsel, and other expert professionals to keep apprised of legal, regulatory, and governmental developments as they pertain to our business, banking, financing, labor, litigation, and tax matters in these jurisdictions. Any changes in the local legal, regulatory, or governmental requirements or business practices are beyond our control and may adversely affect our business, financial condition, and results of operations.

There remains doubt and uncertainty that we will be able to legally enforce contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level, judges in multiple U.S. states have on several occasions refused to enforce contracts, including for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce contracts we enter, if necessary. We cannot be assured that we will have a remedy for breach of contract, which could have a material adverse effect on our business, revenues, operating results, financial condition, and prospects.

We would suffer severe penalties and other consequences if our agents or personnel are found to be corrupt or to violate anti-bribery laws.

Our business is subject to U.S. laws that generally prohibit companies and personnel from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are subject to the anti-bribery laws of any other countries in which we may conduct business. Even though our policies and procedures mandate compliance with these anti-corruption and anti-bribery laws, our personnel or other agents may, without our knowledge and despite our efforts otherwise, engage in prohibited conduct for which we may be held responsible. We cannot assure that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by our affiliates, personnel, contractors, or agents. If our personnel or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition, and results of operations.

Our business may be adversely affected by the environmental regulations and compliance related to the businesses of our commercial partners.

We do not anticipate that our future business activities will subject us to any direct environmental compliance regulations. However, the operations of our commercial partners may be subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. The processes and media formulations that are parts of our licensed technology must be applied, used, and discarded in accordance with these requirements. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. We cannot assure that future changes in environmental regulation, if any, will not adversely affect the operations of a sublicensee, which in turn will affect our operations.

Government approvals and permits are currently and may in the future be required in connection with the operations of our commercial partners. To the extent such approvals are required and not obtained, our commercial partners may be curtailed or prohibited from production of adult-use or medical cannabis-related products, delaying the development of our operations as currently proposed.

Failure to comply with applicable environmental laws and regulations could subject our commercial partners to regulatory or agency proceedings or investigations and may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include damage awards, fines, penalties, or corrective measures requiring capital expenditures or remedial actions. Our commercial partners may be required to compensate those suffering loss or damage by reason of their operations using our technology and civil or criminal fines or penalties may be imposed for violations of applicable laws or regulations. These events would negatively impact our operations.

We will be subject to Federal Trade Commission and state regulation of business opportunities in connection with our commercialization activities.

We must comply with regulations adopted by the U.S. Federal Trade Commission (the “FTC”) and several state laws that regulate the offer and sale of business opportunities. The FTC and certain state laws require that we furnish prospective commercial partners with a business opportunity disclosure document containing information prescribed by the FTC rules and applicable state laws and regulations, including, for example:

•whether legal action has ever been taken against us;

•whether there is a cancellation or refund policy for the business transaction;

•any claims that the buyer (sublicensee) will earn a specific amount of money through the business opportunity; and

•references for our company.

We cannot assure that any disclosure document that we use will comply with the FTC rules and applicable state disclosure requirements. Our failure to meet applicable business opportunity requirements may expose us to regulatory sanctions, civil liability to commercial partners, and business interruptions while we bring disclosure into regulatory compliance.

Risks Related to our Common Stock

The market for our common stock is volatile.

The market price of our common stock may be volatile and subject to wide fluctuations in price and trading volume in response to numerous factors, many of which are beyond our control. This volatility may affect the ability of holders of our common stock to sell their securities at an advantageous price or at all.

Market price fluctuations in our common stock may be due to our results of operations or public releases failing to meet market expectations, negative news about us or the cannabis industry, adverse changes in general market conditions or economic trends, social media activity outside our control, or other material public announcements by us or others. Financial markets for the stock of smaller capitalized companies historically have experienced significant price and volume fluctuations that have often been unrelated to the operating performance, underlying asset values, or prospects of such companies. Accordingly, the market price of our common stock may decline even if our results of operations, underlying asset values, or prospects have not changed. We cannot assure that continuing fluctuations in price and volume of our common stock will not occur. If increased levels of volatility and market turmoil continue, our ability to obtain capital from external sources, the trading price of our common stock, and our operations could be adversely affected.

We will continue to be controlled by our principal stockholders.

Inter-M Traders FZ, LLE, is currently the beneficial owner of 117,000,000 shares of common stock, representing 38.85% of our outstanding common stock. Mentone Ltd. is currently the beneficial owner of 87,500,000 shares of common stock, representing 29.05% of our outstanding common stock. OZ Corporation is currently the beneficial owner of 15,653,119 shares of common stock, representing 5.20% of our outstanding common stock. Cell Science, which is owned 40% by Inter-M Traders FZ, LLE, 30% by OZ Corporation, and 30% by Mentone Ltd., owns four shares of Series A Preferred Stock, representing 100% of our outstanding Series A Preferred Stock. The super voting rights of the Series A Preferred Stock entitle it to voting power equivalent to four times the aggregate voting power of all other outstanding common and preferred stock outstanding, or 1,204,731,924 votes. Therefore, the holders of the Preferred Stock now have and will continue to have 80% of all votes on all matters submitted to the stockholders for consideration, voting together as a single class, which enables Cell Science directly, and its controlling stockholders indirectly, to control the election of our directors and the approval or disapproval of all other matters, including mergers, the sale of all or substantially all of our assets, liquidation, and the adoption or amendment of provisions in our articles of incorporation and bylaws. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We may issue common stock in the future, which may dilute a stockholder’s holdings in our company, including the investors in this offering, or have a negative effect on the market price of our stock.

We may sell equity securities (including convertible securities) in offerings, which may dilute a stockholder’s holdings in our company. Our articles of incorporation grant our board of directors~~’~~ discretion to issue, sell, and determine the price and terms of~~,~~ additional common stock, including at prices less than the current market price per share. Our stockholders do not have preemptive rights. Moreover, additional common stock will be issued by us on the exercise of options under our stock option plan. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our security holders, including the investors in this offering.

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

Due to the limited trading volume for our common stock, our stockholders may be unable to sell any or large quantities of their common stock into the public trading market without a significant reduction in the price of their common stock. We cannot assure that there will be liquidity of the common stock on the trading market, and that we will continue to meet the listing requirements of any public listing exchange or quotation medium.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at One World Trade Center, Suite 130, Long Beach, California 90831, telephone 858-682-2528. Our corporate internet address is www.bakhuholdings.com. The reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this report, and you should not consider the contents of our website in making an investment decision respecting our common stock.

OZ Corporation, an affiliate, provides these offices and office-related equipment and communication facilities, including administrative services, are provided for a fixed monthly fee of $34,000. We intend to find an alternative office facility and enter a long-term office lease with an unaffiliated party at prevailing market rates when increased operations warrant.

In January 2022, we accepted assignment of all rights under the lease for the 5,000 square foot facility located at 15614 Oxnard Avenue, Sherman Oaks, California, in which the laboratory is located and all rights in all laboratory equipment and related assets used in the Efficacy Demonstration testing process in lieu of any reduction to the one-time payment note.

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

	Common Stock Prices
	High	Low
Fiscal 2022
Quarter ended October 31, 2021	$7.99	$3.57
Quarter ended January 31, 2022	$7.99	$3.57

Fiscal 2021
Quarter ended July 31	$5.21	$2.60
Quarter ended April 30	$14.00	$4.25
Quarter ended January 31	$8.65	$4.63
Quarter ended October 31	$6.10	$4.00

Fiscal 2020
Quarter ended July 31	$10.80	$4.20
Quarter ended April 30	$6.05	$4.00
Quarter ended January 31	$5.25	$2.05
Quarter ended October 31	$4.55	$4.01

On February 4, 2022, the closing quotation price per share for our common stock on the Pink Tier of the OTC Markets Group was $3.50. We have 372 common stockholders of record. As of February 4, 2022, we had 301,182,981 shares of our common stock issued and outstanding and 19,504,354 shares reserved for issuance on the exercise of vested and unvested options.

Dividends

Common Stock

No dividends have ever been paid on the common stock. We expect that that any future earnings will be retained for use in developing and expanding our business and do not currently anticipate paying any dividends in the foreseeable future. Future dividend policy will be determined by our board of directors in the light of our prevailing financial need and earnings, if any, and other relevant factors.

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

Transfer Agent and Registrar

Our transfer agent is Colonial Stock Transfer Company, Inc., whose address is 66 Exchange Place, Salt Lake City, Utah 84111.

Equity Compensation Plan

On September 22, 2020 we adopted the 2020 Long-Term Incentive Plan under which we are authorized to issue 20,000,000 shares of common stock. This plan was approved by our stockholders effective September 10, 2021. To date options to purchase 8,800,000 shares have been granted under this plan. 495,464 shares of common stock have been issued upon the exercise of options, 4,586,269 options have been exercised or cancelled, and there are 3,718,085 options outstanding of which 1,664,751 options have vested and are exercisable.  See Item 11. Executive Compensation - Long Term Incentive Plan.

ITEM 6. RESERVED.

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

Business Overview

Since December 2018, we have focused on testing and commercializing cannabis plant cell-extraction and replication technologies under a technology license granted by Cell Science. This licensed technology uses plant cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations in a commercially-sized bioreactor laboratory to produce, manufacture, and sell plant-based cannabis products—sometimes referred in the industry as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses.

During our fiscal year ended July 31, 2021, we collaborated with Cell Science, through Dr. Peter Whitten, the principal inventor of the technology and an affiliate of both Cell Science and us, to demonstrate application of the technology.  In a July 2021 amendment to our license agreement with Cell Science, we altered the testing requirements and accepted the results then achieved, which required us to issue a one-year note for a one-time payment of $3.5 million, subject to specified setoffs, to obtain a fully paid license. In January 2022, we agreed to accept assignment of all rights under the lease for the facility in which the laboratory is located and all rights in all laboratory equipment and related assets used in the Efficacy Demonstration testing process in lieu of any reduction to the one-time payment note. See below and Item 13. Certain Relationships and Related Transactions, and Director Independence.

We now propose to undertake additional work to determining the limits of the technology, maximize production efficiency, and reduce production costs, which we believe will enhance our commercialization efforts. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical, regulatory relationships and experience, and financial resources of experienced cannabinoid production firms.  We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need additional financing from external sources to begin these efforts.

During the last three fiscal years, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses in order to position us to be able to commercially exploit the licensed technology after completion of the efficacy testing required to demonstrate its commercial viability, organize our corporate structure, and seek substantial amounts of additional capital required to implement our business plan.

We need additional external capital to continue operations.

Results of Operations

Years Ended July 31, 2021 and 2020

Revenues. We had no revenues during the years ended July 31, 2021 and 2020.

Consulting Fees. Consulting fees were $3,158,208 and $700,583 for the years ended July 31, 2021 and 2020, respectively, an increase of $2,457,625, or 351%, as we substantially increased ur activities in anticipation of successful demonstration of the efficacy of our licensed technology. During the year ended July 31, 2021, the Company issued 1,200,000 stock options and recognized stock-based compensation of $2,844,982 as we continued to rely on equity incentives for employees and consultants in the face of limited cash resources. As of July 31, 2021, there was $437,690 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.

Professional Fees. Professional fees were $535,361 and $281,044 for the years ended July 31, 2021 and 2020, respectively, an increase of $254,317, or 91%. Increases in professional fees period over the period resulted from our increased activities and our corresponding periodic reporting obligations under federal securities laws, and we expect this will continue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $1,394,524 and $108,222 for the years ended July 31, 2021 and 2020, respectively, an increase of $1,286,302, or 1,189%. The increase period over the period is attributable to increasing activities and laboratory expenses, including costs under our office sharing agreement, license fees, insurance, equipment, staff and other related laboratory related costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $67,647 and $16,817 for the years ended July 31, 2021 and 2020, respectively, an increase of $50,830, or 302%.  Other expenses incurred were comprised of interest expenses related to our notes payable to related parties. The increase in interest expenses is a result of the increase in loans and notes payable due to related parties which increased by a principal amount of $1,720,218 from July 31, 2020 to July 31, 2021. We used these borrowed funds for operating expenses.

Net Loss. We had a net loss of $5,155,740 for the year ended July 31, 2021, compared to $1,106,666 for the year ended July 31, 2020, an increase of $4,049,074, or 366%. The increase in net loss was mainly due to the increased expenses as discussed above.

Liquidity and Capital Resources

As of July 31, 2021

As of July 31, 2021, we had cash of $46,929, compared to $19,754 as of July 31, 2020. We continue to consume working capital in the pursuit of our business plan using proceeds from loans or sales of our equity.

For the year ended July 31, 2021, cash increased by $27,175, from $19,754 on July 31, 2020 to $46,929 on July 31, 2021.

Net cash used in operating activities was $1,794,330 during the year ended July 31, 2021, with a net loss of $5,155,740, which was offset by stock-based compensation of $2,844,983, an increase in accounts payable of $449,176, and an increase in accrued liabilities of $67,251.

During the year ended July 31, 2021, we had no net cash flows from investing activities.

During the year ended July 31, 2021, financing activities provided $1,821,505 in net cash, which consisted of $265,000 in proceeds from the sale of common stock, stock and $1,720,218 in proceeds from notes payable issued to related parties, which were reduced by $163,713 paid to related parties to reduce outstanding indebtedness.

Future Capital Requirements

Our current capital resources from our private sale of common stock after July 31, 2021, will not be sufficient to fund our planned laboratory activities, continue our planned efforts to seek to commercial out licensed technology, and meet other financial requirements during the next 12 months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt and, ultimately, to attain profitable operations. We expect that we will continue to rely on debt and equity financing from external sources, including related parties. We cannot assure that we will be able to successfully complete any of these activities.

We are presently seeking debt and equity financing to fund the $3.5 million One-time Payment to Cell Science due January 2023. We cannot assure, however, that any such financings will be available, or will otherwise be made on terms acceptable, to us. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our existing security holders. In addition, as of July 31, 2021, we owed OZ Corporation about $2,012,770 for related-party advances and accrued interest.

We estimate that we will require approximately $8.5 million in external capital to fund our activities during the next 12 months. This consists of $1.1 million and $1.4 million during the next twelve months for our planned laboratory work to improve and customize our licensed processes. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. In addition to the above, we expect that operating capital for planned regular, non-laboratory corporate operations with require between approximately $5.8 million and $6.2 million during the next 12 months. Less available capital will require us to implement cost-cutting measures and may delay planned activities.

To fund the above requirements, we are currently seeking between $12.0 and $15.0 million through the sale of common stock or convertible debt. We have received $1,420,000 from the sale of common stock following July 31, 2021. We have no commitments or agreements to complete the offering.

We may also seek additional debt and equity financing to fund payment of additional trade and other obligations incurred and costs of implementing our business plan. Our ability to attract debt financing will be substantially impaired by our current lack of both revenues and a robust, viable trading market for our common stock. Accordingly, any debt financing will likely be convertible to common stock, at the lender’s option, at prices discounted to our stock trading price at the time of conversion, which could dilute the interests of existing stockholders. We cannot assure that any such financings will be available, or can be completed on terms acceptable, to us. Any transaction involving the issuance of preferred or common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our current security holders.

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

Basic and Fully Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of July 31, 2021 and 2020, and for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance respecting reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2021.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

•lack of appropriate segregation of duties

•lack of control procedures that include multiple levels of supervision and review

•lack of full-time executive personnel to oversee financial reporting and controls

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2021, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Subsequent Events

Amendment to Consulting Agreement and Warrants

On September 11, 2021, subsequent to the period covered by this Annual Report, we amended our agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provides consulting services, in which we agreed to reduce the total warrant shares issuable from 30,000,000 to 15,000,000, of which warrants to purchase 300,000 shares vested as of June 7, 2021.

Departure of Thomas Emmitt as Director and President and Chief Executive Officer

 On September 16, 2021, the Company accepted the resignation of Thomas K. Emmitt as a member of our board of directors and as the president and Chief Executive Officer, effective as of September 16, 2021.  Mr. Emmitt served as the principal executive officer of the Company.

On September 16, 2021, the Company accepted the resignation of Thomas K. Emmitt as a member of the Board of Directors of the Company (the “Board”) and as the President and Chief Executive Officer of the Company, in each case effective as of September 16, 2021.  As of the date of his resignation Mr. Emmitt held 20,000 options that were unvested and would have vested on September 22, 2021. In connection with Mr. Emmitt’s resignation, and in light of Mr. Emmitt’s long-standing service to the Company, the Board agreed to accelerate the vesting of the remaining 20,000 options, and Mr. Emmitt currently holds 100,000 vested options which exercisable until September 16, 2022.

Appointment and Resignation of Teddy C. Scott as Chair of the Board of Directors and Chief Executive Officer

 On September 16, 2021, we appointed Teddy C. Scott, Jr. as a director, the Chairman of the Board of Directors and as Chief Executive Officer. In conjunction with such appointment, we entered into an executive employment agreement in which we agreed pay Dr. Scott an annualized base salary of $1.00 and granted him a non-qualified stock seven-year option to purchase 5,000,000 of common stock at $4.50 per share, which was approximately equal to the closing price for our common stock on the date of grant, pursuant to the terms of our 2020 Long-Term Incentive Plan.  Options to purchase 625,000 shares vested immediately, and options to purchase 93,085 shares will vest monthly thereafter, with the balance of the options to vest on the 48th month.

Dr. Scott resigned as a director and chief executive officer on November 10, 2021. As of the date of his resignation 718,085 options were vested, and are exercisable through the expiration of such options on September 16, 2031, except in the event of death in which case such options shall terminate if not exercised within six months.  The remaining 4,281,915 options terminated upon Dr. Scotts resignation as a director.

Appointment of Evripides Drakos as Chair of the Board of Directors, President and Interim Chief Executive Officer

On November 11, 2021, we appointed Evripides (Roy) Drakos, a current member of the board, to serve as our Chairman of the Board, President and interim Chief Executive Office.

Appointment of Sagi Rami Rozen as a Director

On December 3, 2021, the Company appointed Sagi Rami Rozen to serve as a director and granted him a non-qualified seven-year stock option to purchase 300,000 shares of’ common stock at $3.00 per share, which was approximately equal to the closing price for our common stock on the date of grant. Options to purchase 60,000 shares vested at grant, and options to purchase 20,000 shares vest monthly thereafter.

Appointment of Juan Carlos Garcia La Sienra Garcia as a Directors and Chief Financial Officer

On December 6, 2021, the Company appointed Juan Carlos Garcia La Sienra Garcia to serve as a director and our Chief Financial and Accounting Officer. Mr. Garcia is our “at will” employee at an annual salary of $60,000. If we terminate Mr. Garcia’s employment for any reason, we will be obligated to pay him : (i) any unpaid base salary earned through the date of termination; (ii) reimbursement for unreimbursed business expenses; and (iii) such equity compensation, if any, to which Mr. Garcia may be entitled as of the date of termination of employment. We granted Mr. Garcia seven-year options to purchase 300,000 shares of common stock at $3.40 per share, which was approximately equal to the closing price for our common stock on the date of grant. Options to purchase 60,000 shares vested immediately, and options to purchase 20,000 shares vest thereafter monthly.

January 22, 2022, Amendment to Integrated License Agreement

See Item 13. Certain Relationships and Related Transactions and Director Independence.

Unregistered Sale of Equity Securities

On October 12, 2021, the Company issued 383,334 restricted shares of Common Stock to five accredited investors for cash at $3.00 per share for aggregate consideration of $1,150,003.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

On October 20, 2021, the Company issued 100,000 restricted shares of Common Stock to three accredited investors for cash at $3.00 per share for aggregate consideration of $300,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title	Director Since

Evripides Drakos(1)	47	President, interim Chief Executive Officer and Chairman of the Board of Directors	January 2020

Aristotle Popolizio	26	Vice President, Secretary and Director	January 2020

Peter Whitton	53	Director	January 2020

Sagi Rami Rozen(2)	27	Director	December 2021

Juan Carlos Garcia La Sienra Garcia(3)	49	Chief Financial Officer, Principal Accounting Officer and Director	December 2021

(1) Mr. Drakos was appointed as the President, Chief Executive Officer and Chairman of the Board of Directors on November 11, 2021.

(2) Mr. Rozen was appointed as a Director on December 3, 2021.

(3)Mr. Garcia was appointed as the Chief Financial Officer and a Director on December 7, 2021.

Term of Office

All of our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by, and serve at the pleasure of, our board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers, either by blood or by marriage.

Background and Business Experience

The business experience during the past five years of each of the persons serving as an officer of director.

Evripides (Roy) Drakos, has served as a director since January 2020, and was appointed as the Chairman of the Board, President and interim Chief Executive Officer on November 11, 2021. Since 2013, Mr. Drakos has and continues to serve as an independent business consultant and advisor to various companies. During his services in the last three decades, he has accumulated unique experience through his involvement in technology pioneering and financial engineering in emerging markets, medical science, renewable energy, and hi-tech patent investments. He has also acted as the principal advisor for private equity investments and boutique family offices. Mr. Drakos also supports the satellite communication industry, as his principal activity, focusing on strategy and business development in emerging markets for blue chip satellite communication company. He also offers investment advice for Inter-M Traders Group of Companies for patented technologies in medical science and renewable energy. Motivated through his passion to serve the unserved around world, Mr. Drakos accumulated global network of associates and business leaders actively sharing the same values and vision. As an inspirational leader and investment advisor he is well recognized for his ability to great value for the investors and deliver expansion strategies for high-end pioneering networks and solutions.

Aristotle Popolizio, has served as a Director since January 2020 and was appointed as the Vice President and Secretary on September 22, 2020. Since 2019 Mr. Popolizio has served as the head of investor relations at Inter-M Traders Ltd., Limassol, Cyprus, a family office investment fund with offices in Cyprus and New York City, and our affiliate. Mr. Popolizio leads a team in investment research, capital raising, and operational risk management plans and ensures that the company is appropriately and strategically positioned with analysts, investors, and stakeholders. Mr. Popolizio has a BS in risk management and a minor in international business from the Smeal College of Business at The Pennsylvania State University. Mr. Popolizio worked as a Financial Planner for Prudential, in the New York Metro Area, from 2018 through 2019. In January 2017 through June 2018, he worked as a Financial Advisor for McAdam LLC.

Dr. Peter Whitton, has served as a director since January 2020. Dr. Whitton has over 20 years’ experience in plant cell culturing and research. Dr. Whitton has a BSC from the University of London in biology with chemistry and a PhD in biochemistry from Westminster University. He is a member of the Institute of Biology, a chartered biologist, a member of the Royal Society of Chemistry, and a Fellow of the Institute of Biomedical Sciences. Dr. Whitton has provided advisory services to leading pharmaceutical companies such as GlaxoSmithKline, Brentford, United Kingdom, and Boots, Nottingham, United Kingdom on regulatory strategy, as well as directing research and providing toxicology advice to Pfizer Pharmaceutical Company, Parsnipanny, New Jersey. Between 2004 and 2010, Dr. Whitton served as director and chief scientific officer for Naturally Scientific Technologies Ltd., Nottingham, United Kingdom, where he developed and patented methods for the production of glyceraldehyde from CO2 and the production of lipids using plant cell culture technologies. Prior to joining Naturally Scientific, Dr. Whitton ran and managed his own research organization, Phyto-Research Ltd., Loughborough United Kingdom, for five years and secured numerous patents in the field of plant tissue cultures and natural sciences, as well as providing research and advisory services to leading pharmaceutical companies and universities. During this period, Dr. Whitton also worked with The Serious and Organized Crime Directorate of the Metropolitan Police, New Scotland Yard, London, United Kingdom, with Assistant Commissioner Tarique Gaffur on the development of new drug and explosive detection techniques. Dr. Whitton held the position of senior scientist between 1994 and 1999 for Phyto Medica Ltd, Hinckley, United Kingdom, specializing in the preparation of herbal-based remedies and cosmetics and was responsible for research, quality and conformance with British Pharmacopeia Standards and compliance with Cosmetic Safety regulations. Dr. Whitton has the lead inventor bio-technology patents, with a particular focus on the use of plant cell technology for industrial applications. Dr. Whitton was a co-founder in 2016 and currently services as a director of Lykke Research Ltd., Syston Leicester, United Kingdom, a bio-technology company that has developed and patented a process to produce the API (Active Pharmaceutical Ingredient) from the Hoodia Gordonii plant from cell cultures for use in the dietary supplements market as an appetite suppressant.

Sagi Rami Rozen, was appointed as a director on December 3, 2021. Since 2016 Mr. Rozen has practice law and is currently a lawyer and a partner in the David Rozen Law Firm with offices in Israel and Cyprus. Mr. Rozen’s legal practice focuses on international corporate governance and business transactions, corporate legal disputes, tax planning, corporate structuring, mergers and acquisitions, global banking solutions and capital market investments. In addition to his international legal practice, Mr. Rozen has worked as consultant for RS Consulting Ltd. which conducts research studies on market sizing and forecasting, new product development and concept testing, customer satisfaction and buyer behavior.

Juan Carlos Garcia La Sienra Garcia, was appointed as a director and our Chief Financial Officer on December 7, 2021. Mr. Garcia is a co-founder and CEO of Borromeo Group, Mexico City, Mexico, a business and financial consulting firm. Since August 2018, Mr. Garcia has served in this capacity. Mr. Garcia is also presently founder and President of EPR Holdings, The Woodlands, USA, a provider of disbursement solutions for banking networks, closed-loop electronic payment networks, and merchant retail networks. From January 2016 to August 2018, La Sienra was the CFO of TCB Pay LTD, Henderson, USA, which is a merchant processing solutions and President of HGM Capital Los Angeles, USA, a loyalty program processing entity. From January 2011 until February 2015, Mr. Garcia was the Vice-President of Business Development and a co-founder of CorpoRed, Mexico City, Mexico, a technology solutions company that allows users to sell products and services electronically, without a credit card, handling all operations by bank deposits. Mr. Garcia started his career working at PWC (international tax area) and served as Chief Financial Officer of Blue Label Telecoms, Reebok, and First Data. Mr. Garcia graduated from Anahuac University with a CPA (1997) and a Masters in Finance (1998).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, we believe that for the fiscal year ended July 31, 2021, the required beneficial ownership reports have been filed by all officers and directors, but certain beneficial owners more than 10%, have failed to file the required reports. We have requested that such party file the delinquent reports to comply with its filing requirements.

Code of Ethics

On September 22, 2020, we adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

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

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethic, which is incorporated by reference to the full text of the charter filed as Exhibit 14.01 to that certain Current Report on Form 8-K filed October 1, 2020. The Code of Ethics is also available on our website at www.bakhuholdings.com.

Audit Committee and Audit Committee Financial Expert

On September 22, 2020, we adopted an Audit Committee Charter to govern the Audit Committee.  Until such time as we have appointed the requisite minimum number of independent directors, according to the rules of the principal market on which our shares are traded, the entire Board serves as the audit committee. The description of the Audit Committee Charter contained in this report is qualified in its entirety by reference to the full text of the charter filed as Exhibit 10.07 to that certain Current Report on Form 8-K filed October 1, 2020.

Committees of the Board

In the absence of any applicable regulatory or trading exchange requirement, w currently do not have nominating, compensation, or audit committees or committees performing similar functions and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Thomas K. Emmitt	2021	-	-	$711,246	-	-	$711,246
President and CEO	2020	-	-	-	-	-	-

Aristotle Popolizio	2021			$711,246			$711,246
Vice President and Secretary	2020	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

Mr. Emmitt was appointed as the President, Chief Executive Officer, Secretary, Chief Financial Officer, and Director on May 15, 2018, and served in such capacities until his resignation on September 16, 2021. Mr. Emmitt served without compensation through September 22, 2020.  On September 22, 2020 Mr. Emmitt was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price per share of $5.10. As of July 31, 2021 Mr. Emmitt held unexercised vested options granted to purchase 100,000 shares of common stock at $5.10 per share.

Mr. Popolizio was appointed as a director on January 7, 2020 and as the Vice President and Secretary of September 22, 2022. On September 22, 2020 Mr. Popolizio was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price per share of $5.10.  As of July 31, 2021 Mr. Popolizio held unexercised vested options granted to purchase 100,000 shares of common stock at $5.10 per share.

Director Compensation

On September 22, 2020, in consideration of their past services, and continuing through September 22 2021, pursuant to our 2020 Long-Term Incentive Plan (“2020 Plan”), we granted to each of Thomas K. Emmitt, Dr. Peter Whitton, Aristotle Popolizio, and Evripides (Roy) Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price per share of $5.10. These options will be exercisable for seven years. The option exercise price is $5.10 per share, the fair market value of our common stock as of the date of grant. Options for 60,000 shares vested and became exercisable immediately, with the remaining options vesting at the rate of 1/12 per month thereafter, so that all options will be fully vested and exercisable on the anniversary of the date of grant. We also reimburse our non-employee directors for out-of-pocket expenses incurred in connection with attending board and committee meetings and have entered into an indemnification agreement with each of them.

The following table sets forth, for our last completed fiscal year, the dollar value of all cash and noncash compensation earned by each director:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Thomas K. Emmitt	-	-	$820,668	-	-	$820,668

Aristotle Popolizio	-	-	$820,668	-	-	$820,668

Evripides Drakos	-	-	$820,668	-	-	$820,668

Peter Whitton	-	-	$820,668	-	-	$820,668

** The above value is based on Options to purchase 300,000 shares of common stock at an exercise price per share of $5.10.

There are no employment contracts, compensatory plans, or arrangements, including payments to be received from us respecting any director that would result in payments to such person because of his resignation with us or our subsidiaries or any change in our control. There are no agreements or understandings for any director to resign at the request of another person. None of our directors or executive officers act or will act on behalf of or at the direction of any other person.

Outstanding Equity Awards at Fiscal Year End

The following table provides information for the named executive officers on stock option holdings as of July 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas K. Emmitt(1)	100,000	0	0	$5.10	9/16/2022
Aristotle Popolizio(2)	100,000	0	0	$5.10	12/3/2028

(1)Mr. Emmitt resigned as the President, Chief Executive Officer and a member of the Board of the Company, as of September 16, 2021.  In light of Mr. Emmitt’s long-standing service to the Company, the Board has agreed to accelerate the vesting of the remaining twenty thousand (20,000) shares subject to his stock Option such that all shares subject to the Emmitt Option shall be vested as of September 16, 2021.  Pursuant to the terms of the Stock Option Mr. Emmitt has twelve (12) months from the date of his resignation to exercise his options.

(2)Mr. Popolizio serves as the Vice President and Secretary, and is a member of the Board of the Company.

Options Exercises at Fiscal Year End

The following table provides information concerning the exercise of stock options during the fiscal year ended as of July 31, 2021.

Name	Number of shares acquired on exercised #	Value realized on exercise ($)
Thomas K. Emmitt(1)	115,000	$793,500
Aristotle Popolizio(2)	126,882	$875,486

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

Under the 2020 Plan, incentive stock options may be granted only to our employees and non-qualified stock options, stock purchase rights, restricted stock units, and performance stock awards may be granted to employees, directors, or consultants who are natural persons under contract with us to provide bona fide services that are not in connection with a capital-raising transaction or do not directly or indirectly promote or maintain a market for our securities.

The 2020 Plan was effective on adoption by the board and will continue in effect for a term of no more than 10 years. The 2020 Plan was approved by the stockholders effective September 10, 2021. The board may amend, alter, suspend, or terminate the 2020 Plan, and material amendments to the 2020 Plan may require stockholder approval. The 2020 Plan provides for adjustments in the number of shares of common stock covered by each outstanding option award resulting from a future recapitalization. In the event of a merger with another company or the sale of substantially all of our assets, each outstanding stock option award will be assumed, or an equivalent option award will be substituted, by the successor corporation.

Awards under the 2020 Plan cannot be sold, pledged, or assigned and may only be transferred under limited circumstances by will or by the laws of descent to immediate family members as defined in the 2020 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of January 31, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 301,182,981 shares of common stock and four shares of Series A Preferred Stock outstanding:

Security Ownership of Certain Beneficial Owners

	Common Stock		Preferred Stock		Combined
Name and Address of Beneficial Owner	Number	Percent of Class **	Number	Percent of Class **	Total Voting Power	Combined Voting Power

Cell Science Holding Ltd. (1)(2) and (3) Panteli Katelari 18A Agios, Ioannis 3012 Limassol, Cyprus	-	0.00%	4	100.00%	1,204,731,924	80.13%

Inter-M Traders FZ LLE (1)(2)(3) and (4) Panteli Katelari 18A Agios, Ioannis 3012 Limassol, Cyprus	117,000,000	38.85%	4	100.00%	1,321,731,924	87.91%

Mentone Ltd. (1)(2)(3)(5) and (6) 3 Coplow Crescent Syston, Leicester England LE7 2JE	87,500,000	29.05%	4	100.00%	1,292,231,924	85.95%

The OZ Corporation (1)(2)(3) and (7) One World Trade Center Suite 130 Long Beach, CA 90831	15,653,119	5.20%	4	100.00%	1,220,385,043	81.17%

**The percentages in the above table are based on 301,182,981 shares of common stock outstanding and four shares of Series A Preferred Stock outstanding which have an equivalent of 1,204,731,924 votes, voting with the common stock as a single class.

(1)Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four (4) shares of Series A Preferred Stock have the equivalent of 1,204,731,924 Votes and thus holder of the four (4) shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, our direction.

(2)Under the rules of the Securities and Exchange Commission, the named person or group is deemed to be the beneficial owner of all shares over which he or it exercises sole or shared dispositive or voting control, which includes the four (4) shares of Series A Preferred Stock owned of record by Cell Science Holding Ltd.

(3)Cell Science is owned by Inter-M Traders FZ LLE (40%), Mentone Ltd (30%), and The OZ Corporation (30%).  The sole director of Cell Science Holding Ltd.~~,~~ is Petros Charalambous. Each of the foregoing is deemed to beneficially own the four (4) shares of Preferred Stock owned by Cell Science.

(4)Inter-M Traders FZ LLE is the managed by Demetri Michalakis, and therefore Mr. Michalakis is deemed to beneficially own the shares owned by Inter-M Traders FZ LLE.

(5)Mentone Ltd. is owned by Peter Whitton, Geoffrey Dixon, and Karl Watkin, all at 3 Coplow Crescent, Syston, Leicester, England LE7 2JE. Each of the foregoing is deemed the beneficial owner of shares owned by Mentone, Ltd.

(6)Consists of 87,500,000 shares of common Stock owned beneficially and of record and four (4) shares of Series A Preferred Stock owned beneficially through Cell Science Holding Ltd.

(7)The OZ Corporation is owned and controlled by John R. Munoz. Consists of 13,240,119 shares of common stock owned beneficially and of record, 3,168,000 shares owned of beneficially by John R Munoz, and four (4) shares of Series A Preferred Stock owned by Cell Science Holding Ltd., of which The OZ Corporation is a 30% owner.

Security Ownership of Management

	Common Stock		Preferred Stock		Combined
Name and Address of Beneficial Owner	Number	Percent of Class **	Number	Percent of Class **	Total Voting Power	Combined Voting Power

Peter Whitton (1)(2)(3) and (4) One World Trade Center Suite 130 Long Beach CA90831	88,457,312	29.37%	4	100.00%	1,292,458,806	85.96%

Aristotle Popolizio (5) 206 Passaic Avenue Roseland, NJ 07068	285,215	0.09%	-	0.00%	285,215	0.02%

Evripides (Roy) Drakos (5) One World Trade Center Suite 130 Long Beach CA90831	285,215	0.09%	-	0.00%	285,215	0.02%

Sagi Rami Rozen (6) One World Trade Center Suite 130 Long Beach CA90831	80,000	0.03%	-	0.00%	80,000	0.013%

Juan Carlos Garcia La Sienra Garcia (7) One World Trade Center Suite 130 Long Beach CA90831	80,000	0.03%	-	0.00%	80,000	0.01%

All executive officers and directors as a group (four persons)	88,457,312	29.37%	4	100.00%	1,293,189,236	86.01%

** The percentages in the above table are based on 301,182,981 shares of common stock outstanding and four shares of Series A Preferred Stock outstanding which have an equivalent of 1,204,731,924 votes, voting with the common stock as a single class.

(1)Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four (4) shares of Series A Preferred Stock have the equivalent of 1,204,731,924 votes and thus holder of the four (4) shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, our direction.

(2)Under the rules of the Securities and Exchange Commission, the named person or group is deemed to be the beneficial owner of all shares over which he or it exercises sole or shared dispositive or voting control.  Therefore, Peter Whitton as an owner of Mentone Ltd., which owns 30% of Cell Science, is deemed to be the beneficial owner of the four (4) shares of Series A Preferred Stock owned of record by Cell Science Holding Ltd.

(3)Mentone Ltd. is owned by Peter Whitton, Geoffrey Dixon, and Karl Watkin, all at 3 Coplow Crescent, Syston, Leicester, England LE7 2JE. Each of the foregoing is deemed the beneficial owner of shares owned by Mentone, Ltd.

(4)Consists of 87,500,000 shares of common Stock owned beneficially and of record by Mentone Ltd., 126,882 shares of common stock owned of beneficially and of record by directly, unexercised vested options granted on September 22, 2020 to purchase 100,000 shares of common stock at $5.10 per share, and four (4) shares of Series A Preferred Stock owned by Cell Science Holding Ltd., of which Mentone Ltd., is a 30% owner.

(5)Consists of 126,882 shares of common stock owned of beneficially and of record by directly, unexercised vested options granted on September 22, 2020 to purchase 100,000 shares of common stock at $5.10 per share, and unexercised vested options granted on January 5, 2022 to purchase 58,333 shares of common stock at $2.60 per share.

(6)Consists of 126,882 shares of common stock owned of beneficially and of record by directly, unexercised vested options granted on September 22, 2020 to purchase 100,000 shares of common stock at $5.10 per share, and unexercised vested options granted on January 5, 2022 to purchase 58,333 shares of common stock at $2.60 per share.

(7)Consists of unexercised vested options of the option granted on December 3, 2021 to purchase 300,000 shares of common stock at $3.00 per share, of which 80,000 options have vested.

(8)Consists of unexercised vested options of the option granted on December 6, 2021 to purchase 300,000 shares of common stock at $3.40 per share, of which 80,000 have vested.

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

Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four (4) shares of Series A Preferred Stock have the equivalent of 1,204,731,924 Votes and thus holder of the four (4) shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Applicable ownership percentages are based on 301,182,981 shares of common stock and four shares of Series A Preferred Stock outstanding immediately preceding the filing of this report. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed the holder of options to beneficially own the common stock purchasable on exercise of the options, without respect to when the granted options may vest.  We considered shares issuable under options held by a particular person or group as outstanding for the calculation of percentages of ownership of the particular person or group. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Changes in Control

To the best of our knowledge there are no present arrangements or pledges of our securities that may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

On September 22, 2020, the Board of Directors adopted the Bakhu Holdings corp. 2020 Long-term Incentive Plan (the “2020 Plan”), under which 20,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2020 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

The following table sets forth information as of July 31, 2021, respecting our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	600,000(1)	4.80	19,400,000

Equity compensation plans t Not approved by stockholders	N/A	N/A	N/A
Total	600,000	4.80	19,400,000

(1)Represents 400,000 options with an exercise price of $5.10 and 200,000 with an exercise price of $4.20 per share. As of July 31, 2021, 19,400,000 shares were available for issuance under the 2020 Plan.  Shares available under the 2020 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

•Inter-M Traders FZ, LLE, which is managed by Demetri Michalakis, owns 117,000,000 shares of our outstanding common stock, and as a 40% owner of Cell Science which owns all four shares of our outstanding Series A Preferred Stock, together represents 87.91% of the voting power of the corporation on all matters submitted to the stockholders for consideration. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Additionally, and as a result of its ownership in Cell Science, Inter-M Traders FZ, LLE has an indirect interest in the licensor, Cell Science. Mr. Michalakis is the father of Aristotle Popolizio, our director and an executive officer.

•The OZ Corporation is owned and controlled by John R. Munoz. The OZ Corporation is the beneficial owner and owner of record of 12,485,119 shares of our common stock and John R. Munoz is the beneficial owner of 3,168,000 shares of our outstanding common stock. In addition, John R. Munoz is a 30% owner of Cell Science, which owns all four shares of our outstanding Series A Preferred Stock. As an owner of The OZ Corporation and Cell Science, Mr. Munoz represents 81.17% of the voting power of the Corporation on all matters submitted to the stockholders for consideration. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Additionally, and as a result of its ownership in Cell Science, OZ Corporation has an indirect interest in the licensor, Cell Science.

•Mentone Ltd., a United Kingdom company, is owned by Dr. Peter Whitton, Geoffrey Dixon, and Karl Watkin. Mentone Ltd. owns 87,500,000 shares of our outstanding common stock. In addition, Mentone Ltd. is a 30% owner of Cell Science, which owns all four shares of our outstanding Series A Preferred Stock. Collectively, Mentone Ltd.’s ownership of the Corporation’s stock represents 85.95% of the voting power of the Corporation on all matters submitted to the stockholders for consideration. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Additionally, and as a result of its ownership in Cell Science, Mentone Ltd., has an indirect interest in the licensor, Cell Science.

•Dr. Peter Whitton, our director, is the inventor of the licensed technology that is the subject of the Integrated License Agreement set forth above, and, as a result of his ownership in Mentone Ltd., has an indirect interest in the licensor, Cell Science.

•Thomas K. Emmitt, a former director and our former, president, Chief Executive Officer, and chief financial officer, also serves as in-house legal counsel to The OZ Corporation.

•Aristotle Popolizio, our director, vice president and secretary, also serves as an executive Investment Relations at Inter-M Traders Ltd. He is the son of Demetri Michalakis, who controls Inter-M Traders FZ LLE.

•Evripides (Roy) Drakos is our Chairman of the Board, President and interim Chief Executive Officer, and a high-tech investment advisor focusing on national and international expansion strategies. Mr. Drakos is also an advisory to the board of Inter-M Traders Ltd., for edge technology in renewable energy, cutting edge big data and Internet of Things infrastructures, global licensing, patent investments and strategic partnerships with private and state own enterprises.

•Sagi Rami Rozen is our director, and a lawyer and a partner of the law firm Michalaki, Pitsillidou & Co LLC, of which Ioannis Michalaki is a partner and the brother of Demetri Michalakis, who controls Inter-M Traders FZ LLE. Ioannis Michalaki is also the uncle to Aristotle Popolizio, the Vice President, Secretary and a director of the Company.

Director Independence

The board has determined that Juan Carlos Garcia La Sienra Garcia has met the independence requirements based upon the application of objective categorical standards adopted by the board.  In determining director independence, the board considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the board may determine from time to time.

Related Party Transactions

The following transactions which we are a party to were entered into between related parties and are not, therefore, the result of arm’s length negotiations. We cannot assure that the terms and conditions of these transactions are as favorable to us as we could have obtained in arm’s length negotiations between qualified unrelated parties in similar circumstances.

Efficacy Demonstration Laboratory Agreement

As stated above, we and The OZ Corporation are parties to that certain Efficacy Demonstration Laboratory Agreement which memorializes the understanding and agreement by and between us and The OZ Corporation under which we engaged The OZ Corporation to undertake the Efficacy Demonstration required under the Amended Restated License. Pursuant to the Efficacy Demonstration Laboratory Agreement, we agreed to repay all costs incurred by The OZ Corporation in performing the Efficacy Demonstration in accordance with Efficacy Demonstration Laboratory Agreement. We consider this agreement to have been superseded by the Agreement, Assignment Waiver and Estoppel dated September 22, 2020, between us, The OZ Corporation, and others. Therefore, the Efficacy Demonstration Laboratory Agreement is not being implemented.

The OZ Corporation’s Loans and Advances to Us

The OZ Corporation has loaned monies to us and has advanced to us or paid on our behalf certain expenses associated with our operations. Such loans or advances are evidenced by a Promissory Note dated August 1, 2019. As of July 31, 2021, the outstanding principal balance and accrued interest owing under the promissory note were $1,930,783 and $81,987, respectively. The principal amount of the promissory note will be increased by the amount of any additional advances of funds made by The OZ Corporation to us, from time to time. This note was due December 31, 2020, but we did not have cash available to pay it. The note provides that we may extend the due date by an addition 12 months by paying an extension fee of 1.00% of the outstanding principal loan balance, which may, at the OZ Corporation’s option, be advanced and added to the then outstanding principal balance. Effective as of December 31, 2020, OZ Corporation extended the maturity date of the note for until December 31, 2021, and we have further extended the due date of the note by an addition 12 months, until December 31, 2022, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may, at OZ Corporation’s option, be advanced and added to the then outstanding principal balance. The note provides that The OZ Corporation may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of our common stock at a conversion price equal to 80% of the average closing price of our common stock for the 90 trading days before the conversion date, rounded up to the nearest whole share.

Consulting Services

On March 9, 2020, we issued 11,061,816 restricted shares of common stock to OZ Corporation in consideration of the consulting and advisory services provided to us, valued at $553,091.

Patent and Technology License

Original 2018 Agreement. As discussed above, our Integrated License Agreement comprises a Patent and Technology License Agreement dated December 20, 2018 and entered into with Cell Science. That Patent and Technology License Agreement was amended and restated by an Amended and Restated Patent and Technology License Agreement (the “Amended Restated License”) dated December 31, 2019, which was in turn amended successively on September 22, 2020, February 8, 2021 and July 12, 2021. As consideration for this 2018 license, we issued 210,000,000 shares of our common stock to Cell Science, which then became our principal common stockholder. With the completion of the Efficacy Demonstration as discussed above, all 210,000,000 shares have been released and are no longer subject to reduction or forfeiture. Further, as additional consideration for the grant of the License, we will make a one-time payment of $3.5 million subject to certain adjustments and credits, payable pursuant to a promissory note to be issued to Cell Science, and payable one year from the date of issuance of the promissory note.

September 22, 2020 Amendment to the Amended Restated License. On September 22, 2020, we and Cell Science entered into an Amendment to the Amended Restated License (the “2020 Amendment”).  Pursuant to the 2020 Amendment, the Amended Restated License was revised and amended as follows:

1.Exhibit 1 attached to the 2020 Amendment entitled “Revised Laboratory Testing Requirements for Section 4.2” (“Efficacy Demonstration”) fully replaced and superseded the Exhibit 1 attached to the Amended Restated License.

2.Section 4.1 of the Restated License was amended to provide that 190,000,000 of the 210,000,000 shares of Bakhu Common Stock previously delivered to Cell Science by Bakhu would remain subject to forfeiture (the “Contingent Shares”), and 20,000,000 shares would be free from possible forfeiture and be released to Cell Science (the “Released Shares”).

3.The 2020 Amendment clarified the criteria and procedure to be applied in the Efficacy Demonstration in determining the percentage of achievement against the Standard Results claim by the Inventor, which would be used to  calculate the number of Contingent Shares to be forfeited and delivered by Cell Science to Bakhu, as provided in Section 4.1 of the Amended Restated License, and the amount of the reduction to the one-time payment of U.S. $3.5 million, less an amount equal to all cash and expense advances to Cell Science representatives to the Science Team.

4.The 2020 Amendment provided that the one-time cash payment under the Amended Restated License Agreement, as adjusted, upon the final determination of the percent of achievement, would be paid pursuant to the promissory note to be executed by Bakhu in favor of Cell Science, in the form attached as Exhibit 2 to the 2020 Amendment.

5.The 2020 Amendment provided that, concurrently with the execution of the 2020 Amendment, Cell Science would execute, have acknowledged, and deliver to Bakhu the Patent and Technology License in the form attached as Exhibit 3 to the 2020 Amendment, which would be held in trust by Bakhu.  Upon Bakhu’s delivery of the License Consideration as provided in the 2020 Amendment, Bakhu would record the form of Patent and Technology License in the form of Exhibit 3 attached to the Amendment.

6.The 2020 Amendment provided that, upon payment of the License Consideration as provided in the 2020 Amendment, Bakhu would be deemed to have satisfied all representations, warranties, terms, covenants, and conditions required to have been performed, satisfied, or met by Bakhu under the Amended Restated License. Thereafter, no right, remedy, cause of action, or claim for relief would be based on the Amended Restated License. No further misrepresentation, statement, warranty, act, failure to make any statement, action, or failure to act by Bakhu, including failure to fully and timely perform any term, covenant, or condition of the Note, including payment of all amounts due, would alter or affect in any way the right and license granted to Bakhu under the Amendment Restate License Agreement or the rights granted by Bakhu to commercial partners. Notwithstanding the foregoing, the Amended Restated License provided that, if Bakhu is found in any final, non-appeal order by a court having jurisdiction in the premises, to be liable to Cell Science for any breach of or default under the Amended Restated License or any material misrepresentation or failure to state a material fact required to be stated in order to make any statement that is made not misleading, Cell Science’s remedy would be limited to substitution as sublicensor under any sublicense granted by Bakhu, subject to generally prevailing equitable principles and applicable rights and limitation under U.S. Bankruptcy Law.

7.The 2020 Amendment provided that any breach of or default by Bakhu under Section 7 of the Amended Restated License, “Patent Expenses and Prosecution”, would not alter, affect, or result in the forfeiture of the rights and license granted hereunder or any sublicense or similar rights granted by Bakhu in accordance with its rights and license.

Actual test results from the five bioreactors, confirmed by an independent laboratory, demonstrated successful completion of the Efficacy Demonstration, with the targeted test having been achieved in five bioreactors, and the Percentage Achievement results from each of those five bioreactors was greater than 100% of the agreed target standards for quantity, quality and cost.

Under the terms of the Amended Restated License, all 184,000,000 Contingent Shares subject to return to us were released to their owners and not subject to return or cancellation, and we will issue to Cell Science a promissory note in the principal amount of $3.5 million, subject to specified offsets and credits, payable within one year. As of the date of this Annual Report the amount of the one-time payment has not been determined. Importantly, upon the issuance of this promissory note, we can record the Patent and Technology License to publicly notify potential commercial partners and others of our vested rights.

February 2021 amendment.

Under the February 2021 amendment the Amended and Restated License was further was amended to reflect that 26,000,000 shares, rather than 20,000,000 shares provided under the 2020 Amendment, will be free from possible forfeiture under the License Agreement, pursuant to the terms and provisions of this Amendment.

July 2021 Amendment.

Based on an evaluation of the technical laboratory testing results achieved by July 2021, and in the light of the desire to launch immediately an aggressive commercialization program directed at achieving recurring revenue, we agreed to a substantial revision to the technical specifications, protocols, and procedures to be followed to measure the commercial efficacy of the licensed technology, which accelerated the date on which the efficacy demonstration requirement of the technology was satisfied.

Under the July 2020 amendment, we and Cell Science adopted new Efficacy Demonstration technical specifications, protocols, and procedures that, in general, provided that:

1.the existing seed cultures can be used for the extended loading of the bioreactors used in the test;

2.the results of the three last bioreactors harvested, along with two bioreactors specifically designated as bioreactors 4 and 5, which have been recently loaded, will comprise the five bioreactors on which results will be tested;

3.results from bioreactors 1 through 5 (or successive successful bioreactor tests), will be used to determine the percentage of target results achieved under the license agreement; and

4.the requirement that the results be replicated in five additional bioreactors be eliminated.

By entering this July 2021 amendment we were able to proceed with our commercialization efforts. Targeted test results under revised criteria were achieved by July 8, 2021, in five bioreactors. Results from those five bioreactors met or exceeded the agreed following criteria:

1.a quantity standard of harvested and dried cell concentrate equaling or exceeding both 90 kilograms (approximately 198 pounds) for two successive groups of five bioreactors each and 18 kilogram (approximately 39 pounds) of cells and media culture for each bioreactor in the group;

2.a quality standard of cells produced, harvested, and dried during the full cycle of the process from each bioreactor harvest contain the targeted volume of cannabinoids expressed in kilogram that mirror the same levels of THC and CBD as the donor cells utilizing the formula: 18 times original THC/CBD percentage of donor plant equals the end product expressed in kilogram, with this result from each bioreactor and all five bioreactors of two successive groups of five reactors each affirmed by a third-party testing laboratory; and

3.a cost standard of projected utilities and supplies plus actual material costs per bioreactor and for two successive groups of five bioreactors, excluding administrative and labor expenses, capital expenditures, or prorated leasehold expenses, of $0.10 per gram of THC/CBD.

Actual test results from the five bioreactors, confirmed by an independent laboratory, demonstrated successful completion of the Efficacy Demonstration. The percentage achievement result from each of those five bioreactors was greater than 100% of the agreed target standards for quantity, quality and cost.

Under the terms of the Amended Restated License, all 184,000,000 Contingent Shares subject to return to us were released to their owners and not subject to return or cancellation, and we will issue to Cell Science a promissory note in the principal amount of $3.5 million, subject to specified offsets and credits, payable within one year. Importantly, upon the issuance of this promissory note, we can record the Patent and Technology License to publicly notify potential commercial partners and others of our vested rights.

January 2022 Amendment to Integrated License.

On January 31, 2022, subsequent to the period covered by this Annual Report, we and Cell Science entered into the Third Amendment to Integrated License Agreement in which we agreed:

1.There would be no reduction and offset against the $3.5 million One-time Payment for certain costs paid by us or on our behalf. Therefore, we issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.

2.In lieu of any offset and reduction against the One-Time Payment Note, Cell Science agreed to convey to us the lease on the California laboratory in which the efficacy demonstration was conducted, including all related equipment, improvements, supplies, and related tangible and intangible assets.

3.Cell Science and OZ Corporation would execute and deliver a similar conveyance of all rights to the California laboratory.

4.The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by us would be owned by Cell Science and included in the licensed technology.

Agreement, Assignment, Waiver and Estoppel

On September 22, 2020, Peter Whitton, Mentone Ltd., Cell Science and its stockholders, all of whom or which are affiliated parties that we considered to have or have had a possible interest in or claim against the intellectual property licensed to us, entered into an Agreement, Assignment, Waiver and Estoppel (the “Estoppel Agreement”) with us.  Pursuant to the Estoppel Agreement, the predecessors in interest in the intellectual property acknowledged and confirmed their previous successive assignments of their previous interests and waived any right of reversion or other claim to regain any right, title or interest in the intellectual property licensed to us. Additionally, the parties ratified and acknowledged that Cell Science is the sole owner of the intellectual property and confirmed the license by Cell Science, as licensor, to us, as licensee.

Office Cost Sharing Agreement

On September 22, 2020, we and The OZ Corporation our controlling stockholder, entered into an Office Cost Sharing Agreement under which we agreed to share the office costs and expenses associated with the office space, equipment, telephone and internet service, utilities, answer services and support staff provided by The OZ Corporation for a fixed amount of $34,000 per month. We use these facilities as our principal offices and for our accounting staff, and Bus Dev Centre, Inc. and its principal, Donald Clark, who provides advisory and consulting services in furtherance of, among other things, our anticipated commercialization efforts. During the year ended July 31, 2021, we had not paid any of the fees due to The OZ Corporation under the Officer Sharing Agreement.

____________________

The foregoing transactions described in this Item 13 between us, on the one hand, and Cell Science and the other persons or entities set forth above, on the other hand, were not the result of arm’s length negotiations.

The foregoing summary of the terms of the various agreements described is not complete, does not contain all information that is of interest to the reader, and is qualified in its entirety by reference to the full text of each such agreement, which is included or incorporated by reference as an exhibit to this report.

Except as set forth above, we have not been a party to any transactions with persons who were, at the time of the transaction, an executive officer, director, principal stockholder, or other affiliate of our company.

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

Audit Fees

For our fiscal year ended July 31, 2021, we were billed approximately $26,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended July 31, 2020, we were billed approximately $20,000 for professional services rendered for the audit and review of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended July 31, 2021 and 2020, we did not incur any audit-related fees.

Tax Fees

We did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended July 31, 2021 and 2020.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2021 and 2020.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

All professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

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

Procedures

All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to the board of directors for approval.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements. The following financial statements are filed as part of this report:

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings Corp. (1)
4(i)	Certificate of Designation of Series A Preferred Stock (1)
4(ii)	Certificate of Designation of Series B Preferred Stock (1)
10.1	Patent and Technology License Agreement dated December 20, 2018 (2)
10.2	Amended and Restated Patent and Technology License Agreement dated December 31, 2019 (3)
10.3	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020
10.4	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020
10.6	Efficacy Demonstration Laboratory Agreement dated June 10, 2020 (5)
10.7	Amendment to Amended and Restated License Agreement dated September 22, 2020 (6)
10.8	Agreement, Assignment Waiver and Estoppel dated September 22, 2020 (6)
10.9

Form of Indemnification Agreement entered into between the Company and directors Thomas Emmitt, Peter Whitton, Aristotle Popolizio and Euripides Drakes on September 22, 2022, and with Teddy Scott on September 16, 2021(6)

10.10	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.11	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.12	Bakhu 2020 Long-Term Incentive Plan (6)
10.13	Audit Committee Charter (6)
10.14	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021(7)
10.15	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.16	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.17	Firs Amendment to Amended and Restated License Agreement dated February 12, 2021(12)
10.18	Second Amendment to Amended and Restated License Agreement dated July 12, 2021(8)
10.19	Consulting Agreement with Damian Solomon dated July 28, 2021(9)
10.20	Consulting Agreement with Sean Akhavan dated July 28, 2021(9)
10.21	First Amendment to Consulting Agreement and Warrants dated September 12, 2021(10)
10.22	Executive Employment Agreement with Teddy Scott dated September 16, 2021(11)
10.23	Third Amendment to Integrated License Agreement dated January 31, 2022(13)
14.01	Code of Ethics (6)
21	Subsidiaries (5)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (14)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (14)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

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

(4)Previously filed on Form 8-K on April 27, 2020

(5)Previously filed on Form 8-K on June 12, 2020

(6)Previously filed on Form 8-K on October 1, 2020

(7)Previously filed on Form 8-K on June 16, 2021

(8)Previously filed on Form 8-K on July 12, 2021

(9)Previously filed on Form 8-K on August 2, 2021

(10) Previously filed on Form 8-K on September 14, 2021

(11) Previously filed on Form 8-K on September 21, 2021

(12) Previously filed on Form 10-Q on January 11, 2022

(13) Previously filed on Form 8-K on February 3, 2022

(14) Filed herewith

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

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKHU HOLDINGS CORP.

Dated: February 9, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer and Principal Executive Officer

Dated: February 8, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 8, 2022	/s/ Evripides Drakos
By: Evripides Drakos, Director

Dated: February 8, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia, Director

Dated: February 8, 2022	/s/ Aristotle Popolizio
By: Aristotle Popolizio, Director

Dated: February 8, 2022	/s/ Peter Whitton
By: Peter Whitton, Director

Dated: February 8, 2022	/s/ Sagi Rozen
By: Sagi Rozen, Director

BAKHU HOLDINGS CORP.

FINANCIAL STATEMENTS

July 31, 2021 and 2020

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bakhu Holdings, Corp. (the "Company") as of July 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

February 7, 2022

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

	July 31, 2021	July 31, 2020
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$46,929	$19,754

Total Current Assets	46,929	19,754

TOTAL ASSETS	$46,929	$19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$499,580	$50,404
Accrued interest	81,987	14,736
Notes payable - related parties	1,930,783	374,278

Total Current Liabilities	2,512,350	439,418

TOTAL LIABILITIES	2,512,350	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,697,980 and 300,114,000 shares issued and outstanding, respectively	300,698	300,114
Additional paid-in capital	18,114,299	15,004,900
Accumulated deficit	(20,880,418)	(15,724,678)

Total Stockholders' Equity (Deficit)	(2,465,421)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$46,929	$19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

	For the Years Ended
	July 31,
	2021	2020

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	3,158,208	700,583
Professional fees	535,361	281,044
Selling, general and administrative	1,394,524	108,222

Total Operating Expenses	5,088,093	1,089,849

LOSS FROM OPERATIONS	(5,088,093)	(1,089,849)

OTHER INCOME (EXPENSES)

Interest expense	(67,647)	(16,817)

Total Other Income (Expenses)	(67,647)	(16,817)

LOSS BEFORE INCOME TAXES	(5,155,740)	(1,106,666)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,155,740)	$(1,106,666)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,256,860	293,290,374

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Period July 31, 2019 through July 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Stock issued for consulting fees	-	-	11,061,816	11,062	542,029	-	553,091

Stock issued for cash	-	-	114,000	114	284,885	-	284,999

Net loss for the year ended July 31, 2020	-	-	-	-	-	(1,106,666)	(1,106,666)

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Stock issued for cash	-	-	88,334	88	264,912	-	265,000

Issuance of stock options	-	-	-	-	2,844,982	-	2,844,982

Stock issued for exercise of stock options	-	-	495,646	495	(495)	-	-

Net loss for the year ended July 31, 2021	-	-	-	-	-	(5,155,740)	(5,155,740)

Balance, July 31, 2021	4	$-	300,697,980	$300,698	$18,114,299	$(20,880,418)	$(2,465,421)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,155,740)	$(1,106,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	2,844,983	553,091
Changes in operating assets and liabilities:
Accounts payable	449,176	45,196
Accrued liabilities	67,251	14,736

Net Cash Used by Operating Activities	(1,794,330)	(493,643)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	265,000	284,999
Payments on notes payable - related parties	(163,713)	(18,316)
Proceeds from notes payable - related parties	1,720,218	245,081

Net Cash Provided by Financing Activities	1,821,505	511,764

INCREASE IN CASH AND CASH EQUIVALENTS	27,175	18,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,929	$19,754

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$-	$147,513
Stock issued for the exercise of stock options	$495	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Bakhu Holdings Corp. (formerly Planet Resources, Corp.)(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009, the Company began to look for other types of business to pursue that would benefit the stockholders. To pursue businesses outside the mining industry the name of the Company was changed with the approval of the directors and stockholders to Bakhu Holdings, Corp. on May 4, 2009.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2021 the Company has accumulated losses of $20,880,418.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of July 31, 2021.  When used herein, the “Company” includes this consolidated subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $20,880,418 as of July 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

July 31, 2021 and 2020

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

Based on the above assumptions, the Company recognized stock-based compensation of $2,844,982 which is included in Consulting fees on the Statement of Operations for the year months ended July 31, 2021. As of July 31, 2021, there was $437,690 of total unrecognized stock-based compensation that is expected to be recognized over the 1-year vesting period.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(iii)Grant the board of directors the right to designate classes of preferred stock, and to define the powers, preferences, rights, and restrictions thereof;

The preferred and common stock has a par value of $0.001 per share.

On August 8, 2018, the Company issued four shares of Series A Preferred Stock to the Company’s controlling stockholder, The OZ Corporation, a California corporation, in consideration of consulting services rendered to the Company.

On December 20, 2018, the Company entered into a Patent and Technology License Agreement with Cell Science, Ltd. (“Cell Science”).  Pursuant to the Patent and Technology License Agreement, the Company is being granted an exclusive license by Cell Science with respect to certain patents and intellectual property for the production of phytocannabinoids for use in medical treatments and in exchange for 210,000,000 shares of common stock of the Company. On February 14, 2019 the stock was issued and recorded as consulting fees valued at $10,500,000.

On April 7, 2019 the Company issued 7,000,000 shares of common stock for the conversion of convertible notes payable and accrued interest in the amount of $10,199.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2021 and 2020

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

On July 24, 2020, the Company issued 88,334 restricted shares of common stock to five accredited investors, for cash at a price of $3.00 per share for aggregate consideration of $265,000.  No underwriters were used. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) and Regulation S of the Securities Act of 1933.

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

The following table summarizes the stock option award activity under the 2020 Plan during the year ended July 31, 2021:

Number of options
Outstanding at July 31, 2020	-
Granted	1,200,000
Exercised	(800,000)
Forfeited	-
Outstanding at July 31, 2021	400,000

See Stock-based Compensation under Note 2 for description of options granted.

NOTE 4 - INCOME TAXES

As of July 31, 2021, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 5 – NOTES PAYABLE - RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018, through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019. The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. he number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. The principal balance and accrued interest due on the note was $1,930,783 and $81,987, respectively as of July 31, 2021 they Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of July 31, 2021 and continues to have a negative book value.  Furthermore, the Company has not generated any revenue to date.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Under the April 2020 strategic alliance agreement and related sublicense between the Company’s subsidiary, CBD Biotech, Inc., and Integrity Cannabis Solutions, Inc. (“ICS”), the Company is obligated to issue to ICS that number of shares of common stock equal to 0.5% of the number of shares outstanding as of the date that the production facility of ICS is completed and commences production. Further, if the sublicense is terminated, CBD Biotech will be obligated to repay to ICS its initial $250,000 license fee and reimburse ICS for the cost of the laboratory operational equipment used in its production facility, which thereafter will be owned and managed jointly by ICS and CBD Biotech.

NOTE 7 - SUBSEQUENT EVENTS

The Company entered into the following transactions after the end of the fiscsl year on July 31, 2021.

Amendment to Consulting Agreement and Warrants

On September 11, 2021, subsequent to the period covered by this Annual Report, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement to reduce the number of warrants issuable on specified benchmarks from warrants to purchase 30,000,000 shares to 15,000,000 shares, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 7 - SUBSEQUENT EVENTS (continued)

Unregistered Sale of Equity Securities

On October 12, 2021, the Company issued 383,334 restricted shares of Common Stock to five accredited investors for cash at $3.00 per share for aggregate consideration of $1,150,003.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

On October 20, 2021, the Company issued 100,000 restricted shares of Common Stock to three accredited investors for cash at $3.00 per share for aggregate consideration of $300,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

Issuance of Options

On September 16, 2021, the Company accepted the resignation of Thomas K. Emmitt as a member of our board of directors and as the president and Chief Executive Officer, effective as of September 16, 2021.  Mr. Emmitt served as the principal executive officer of the Company. As of the date of his resignation Mr. Emmitt held 20,000 options that were unvested and would have vested on September 22, 2021. In connection with Mr. Emmitt’s resignation, and in light of Mr. Emmitt’s long-standing service to the Company, the Board agreed to accelerate the vesting of the remaining 20,000 options, and Mr. Emmitt currently holds 100,000 vested options which exercisable until September 16, 2022.

In connection with the appointment of Dr. Teddy Scott as Chairman of the Board of Directors and Chief Executive Officer of the Company on September 16, 2021, we granted him a non-qualified stock seven-year option to purchase 5,000,000 of common stock at $4.50 per share, which was approximately equal to the closing price for our common stock on the date of grant, pursuant to the terms of our 2020 Long-Term Incentive Plan.  Options to purchase 625,000 shares vested immediately, and options to purchase 93,085 shares will vest monthly thereafter, with the balance of the options to vest on the 48th month. This executive resigned as a director and chief executive officer on November 10, 2021. As of the date of his resignation 718,085 options were vested, and are exercisable through the expiration of such options on September 16, 2031, except in the event of death in which case such options shall terminate if not exercised within six months.  The remaining 4,281,915 options terminated upon his resignation as a director.

In connection with the appointment of a new director on December 3, 2021, the Company granted a non-qualified seven-year stock option to purchase 300,000 shares of common stock at $3.00 per share, which was approximately equal to the closing price for our common stock on the date of grant. Options to purchase 60,000 shares vested at grant, and options to purchase 20,000 shares vest monthly thereafter.

In connection with the appointment of a director and our Chief Financial and Accounting Officer on December 6, 2021, the Company granted options to purchase 300,000 shares of common stock at $3.40 per share, representing the closing price of the common stock, as report on the OTC Markets, on the date of grant. Options to seven-year purchase 60,000 shares vested immediately, and options to purchase 20,000 shares vest thereafter monthly.

BAKHU HOLDINGS CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 7 - SUBSEQUENT EVENTS (continued)

Employment of Chief Financial and Accounting Officer Director and Director

On December 6, 2021, the Company appointed a new Chief Financial and Accounting Officer and director of the Company at an annual base salary of $60,000 agreed to grant him options included in the above table.

January 2021 Amendment to Integrated License

On January 31, 2022, subsequent to the period covered by this Annual Report, the Company and Cell Science Holding Ltd. (“Cell Science”) entered into the Third Amendment to Integrated License Agreement (the “January 2022 Amendment”).

January 1922 Amendment to the Technology License Agreement

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement, as subsequently amended. with Cell Science in which the Company agreed as follows:

•There would be no reduction and offset against the $3.5 million One-time Payment for certain costs paid by the Company or on its behalf. Therefore, the Company issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.

•In lieu of any offset and reduction against the One-Time Payment Note, Cell Science agreed to convey to the Company the lease on the California laboratory in which the efficacy demonstration was conducted, including all related equipment, improvements, supplies, and related tangible and intangible assets.

•Cell Science and OZ Corporation would execute and deliver to the Company a similar conveyance of all rights to the California laboratory.

•The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by the Company would be owned by Cell Science and included in the licensed technology.