Form 10-Q
period 2021-10-31
Bakhu Holdings, Corp.
filed 2022-03-02
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2021

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
N/A

As of February 25, 2021, the Registrant had 301,182,981 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

	October 31,	July 31,
	2021	2021
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,158,899	$46,929

Total Current Assets	1,158,899	46,929

TOTAL ASSETS	$1,158,899	$46,929

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$774,826	$499,580
Accrued interest	109,614	81,987
Notes payable - related parties	2,137,290	1,930,783

Total Current Liabilities	3,021,730	2,512,350

TOTAL LIABILITIES	3,021,730	2,512,350

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,182,981 and 300,697,980 shares issued and outstanding, respectively	301,183	300,698
Additional paid-in capital	21,735,167	18,114,299
Accumulated deficit	(23,899,181)	(20,880,418)

Total Stockholders' Equity (Deficit)	(1,862,831)	(2,465,421)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,158,899	$46,929

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	October 31,
	2021	2020

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	2,360,386	58,725
Professional fees	248,654	97,575
Selling, general and administrative	382,096	22,585

Total Operating Expenses	2,991,136	178,885

LOSS FROM OPERATIONS	(2,991,136)	(178,885)

OTHER INCOME (EXPENSES)

Interest expense	(27,627)	(6,590)

Total Other Income (Expenses)	(27,627)	(6,590)

LOSS BEFORE INCOME TAXES	(3,018,763)	(185,475)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,018,763)	$(185,475)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,856,133	300,114,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,018,763)	$(185,475)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	2,165,350	-
Changes in operating assets and liabilities:
Accounts payable	275,246	4,989
Accrued liabilities	27,627	6,590

Net Cash Used by Operating Activities	(550,540)	(173,896)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	1,456,003	-
Proceeds from notes payable - related parties	206,507	155,000

Net Cash Provided by Financing Activities	1,662,510	155,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,111,970	(18,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,929	19,754

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,158,899	$858

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended October 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2021	4	-	300,697,980	300,698	18,114,299	(20,880,418)	(2,465,421)

Issuance of stock options	-	-	-	-	2,165,350	-	2,165,350

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended October 31, 2021	-	-	-	-	-	(3,018,763)	(3,018,763)

Balance, October 31, 2021	4	$-	301,182,981	$301,183	$21,735,167	$(23,899,181)	$(1,862,831)

	Three Months Ended October 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,060,854)	(1,060,854)

Balance, October 31, 2020	4	$-	300,114,000	$300,114	$15,880,279	$(16,785,532)	$(605,139)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS; BASIS OF PRESENTATION

Bakhu Holdings Corp. (formerly Planet Resources, Corp.) (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009, the Company began to look for other types of business to pursue that would benefit the stockholders. To pursue businesses outside the mining industry the name of the Company was changed with the approval of the directors and stockholders to Bakhu Holdings, Corp. on May 4, 2009.

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through October 31, 2021, the Company had accumulated losses of $23,899,181.

The Company holds a license from Cell Science Holding Ltd., an affiliate (“Cell Science”), to plant cell replication technology and related proprietary equipment, processes, and formulations to produce, manufacture, and sell cannabis-related byproducts—sometimes referred to as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses.

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

The Company condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which the Company prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended July 31, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $23,899,181 as of October 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

On September 16, 2021, the Company granted to its Chief Executive Office, Teddy Scott, a non-qualified stock option to purchase 5,000,000 shares of common stock at an exercise price of $4.50 per share, representing the current market price on the date of the issuance of the option. Such Options shall be exercisable for a period of ten years.  Six hundred twenty-five thousand (625,000) of the options shall vest and be exercisable immediately with the remaining options vesting at the rate of ninety-three thousand eighty-five (93,085) shares per month over a period of forty-seven (47) months. The fair value of each option grant issued under the 2020 Plan was estimated using the

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Black-Scholes option pricing model.  Assumptions used to estimate the fair value of options granted include (1) stock price of $4.50 per share, (2) exercise price of $4.50 per share, (3) expected life of 1 year, (4) expected volatility of 145.96% and (5) risk free interest rate of 0.07%.

Based on the above assumptions, the Company recognized stock-based compensation of $2,165,350 which is included in Consulting fees on the Statement of Operations for the three months ended October 31, 2021.  As of October 31, 2021, there was $10,301,975 of total unrecognized stock-based compensation that is expected to be recognized over the 47-month vesting period.

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

(ii)Increase the number of authorized shares of Preferred Stock to 50,000,000;

(iii)Grant the Board of Directors the rights to designate classes of preferred stock, and to define the powers, preferences, rights, and restrictions thereof;

The preferred and common stock has a par value of $0.001 per share.

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to the OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and the OZ Corporation.  The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision. The estimated fair value of the stock was $99,556 and has been expensed and included in “Consulting fees” in the three months ended October 31, 2020.

On July 24, 2020, the Company issued 88,334 restricted shares of common stock to five accredited investors, for cash at a price of $3.00 per share for aggregate consideration of $265,000.

In October 2021, the Company issued 485,001 restricted shares of Common Stock to eight accredited investors for cash at $3.00 per share for aggregate consideration of $1,456,003.

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

The following table summarizes the stock option award activity under the 2020 Plan during the three months ended October 31, 2021:

Number of options
Outstanding at July 31, 2021	400,000
Granted	5,000,000
Exercised	-
Forfeited	-
Outstanding at October 31, 2021	5,400,000

Warrants

On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement to reduce the number of warrants issuable on specified benchmarks from warrants to purchase 30,000,000 shares to 15,000,000 shares, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

See Stock-based Compensation under Note 2 for description of options granted.

NOTE 4 - INCOME TAXES

As of October 31, 2021, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $2,137,290 and $109,614, respectively, as of October 31, 2021.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of October 31, 2021.  Furthermore, the Company has not generated any revenue to date.

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

As a result of successfully completing the efficacy demonstration of our licensed technology in July 2021, we became obligated to issue to Cell Science, the licensor, a one-year note for an agreed one-time payment of $3.5 million, less certain credits. The amount of the credits to the note had not been determined, so the note had not been issued as of October 31, 2021.

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Appointment of Director

On December 3, 2021, the Company appointed an additional director and granted him a seven-year stock option to purchase 300,000 shares of common stock at an exercise price per share of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.

Employment of Chief Financial and Accounting Officer Director and Director

On December 6, 2021, the Company appointed a new Chief Financial and Accounting Officer and director of the Company at an annual base salary of $60,000 and grant him a seven-year stock option to purchase 300,000 shares of common stock at $3.40 per share, which was approximately equal to the closing price for our common stock on the date of grant.

Consulting Agreements with Science Team

On December 7, 2021 the Company entered into Consulting Agreements with two consultants to assist the Science team Pursuant to the Consulting Agreements, the Company granted each Consultant a seven-year stock option to purchase 200,000 shares of Common Stock at an exercise price of $3.40 per share, which was approximately equal to the closing price for our common stock on the date of grant.

Grant of Stock Options to Chief Executive Officer and Vice President

On January 5, 2022, in consideration of the services of our Chief Executive Officer and our Vice President and Secretary of the Company, we granted them each a seven-year stock option to purchase 700,000 shares of common stock at $2.60 per share which was approximately equal to the closing price for our common stock on the date of grant.

January 2021 Amendment to Integrated License Agreement

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

BAKHU HOLDINGS CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS (continued)

Appointment of Deputy Chief Executive Officer

On February 11, 2022, the Company appointed a new Deputy Chief Executive Officer and granted him a seven-year stock option to purchase 2,000,000 shares of common stock at an exercise price per share of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.

Consulting Agreement

On February 11, 2022 the Company entered into a Consulting Agreement with an advisor to the board, and granted the consultant a seven-year stock option to purchase 3,500,000 shares of common stock at an exercise price per share of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.

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

During our fiscal quarter ended October 31, 2021, we undertook additional work to determine the limits of the technology, maximize production efficiency, and reduce production costs, which we believe will enhance our commercialization efforts. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical experience, regulatory relationships, and financial resources of experienced cannabinoid production firms.  We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need additional financing from external sources to begin these commercialization efforts.

During the last three fiscal years and the recently completed quarter, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses in order to position us to be able to commercially exploit the licensed technology after completion of the efficacy testing required to demonstrate its commercial viability, organize our corporate structure, and seek substantial amounts of additional capital required to implement our business plan.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2021 and 2020.

Revenues. We generated no net revenues during the three months ended October 31, 2021 and 2020. We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $2,360,386 and $58,725 for the three months ended October 31, 2021, and 2020, respectively.  We recognized stock-based compensation of $2,165,350 for the three months ended October 31, 2021, attributable to the issuance of options to purchase 5,000,000 shares of common stock. As of October 31, 2021, there was $10,301,975 of total unrecognized stock-based compensation that is expected to be recognized over the 47-month remaining vesting period.

Professional Fees. Professional fees were $248,654 and $97,575 for the three months ended October 31, 2021 and 2020, respectively. Professional fees for legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement for the resale of outstanding securities.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $382,096 and $22,585 for the three months ended October 31, 2021, and 2020, respectively.  The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $27,627 and $6,590 for the three months ended October 31, 2021, and 2020, respectively. Other expenses incurred were comprised of interest expenses related to our notes payable to related parties.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $3,018,763 for the three months ended October 31, 2021, compared to $185,475 for the three months ended October 31, 2020. The increase in net loss was mainly due to the stock options issued during the period, increased laboratory expenses discussed above, and other related laboratory costs incurred during the three months ended October 31, 2021.

Liquidity And Capital Resources

As of October 31, 2021

As of October 31, 2021, our primary source of liquidity consisted of $1,158,899 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans and through the private placement of our common stock.

For the three months ended October 31, 2021, cash increased $1,111,970 from $46,929 at July 31, 2021, to $1,158,899 at October 31, 2021.

Net cash used in operating activities was $550,540 during the three months ended October 31, 2021, with a net loss of $3,018,763, stock-based compensation of $2,165,350, an increase in accounts payable of $275,246, and an increase in accrued liabilities of $27,627.

During the three months ended October 31, 2021, we had no net cash flows from investing activities.

During the three months ended October 31, 2021, $1,662,510 in net cash was provided by financing activities which consisted of proceeds from notes payable – related parties in the amount of $206,507 and proceeds from the sale of common stock of $1,456,003.

Future Capital Requirements

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

Critical Accounting Pronouncements

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risks, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2021, Form 10-K. While these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

•lack of appropriate segregation of duties

•lack of control procedures that include multiple levels of supervision and review

•lack of full-time executive personnel to oversee financial reporting and controls

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The duration and magnitude of the impacts from the COVID-19 pandemic impacts on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable adverse economic effects on our business and on the worldwide economy are proving to be ongoing and broad. There are high probabilities of  reoccurrences of widespread or localized virus outbreaks that may continue for many months, likely resulting in further government-ordered vaccination mandates, lockdowns, stay-home or shelter-in-place orders, social distancing; restrictions on travel; and other extensive measures. Government-approved vaccines have not been accepted by many people and are not widely available in all countries.  A full array of effective treatments for those infected by the virus have not been developed, may not be widely available, and may not be widely accepted. We cannot predict the effect of these circumstances on us and our vendors, suppliers, and potential commercial partners; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2021, we issued 485,001 restricted shares of common stock to eight accredited investors for cash at $3.00 per share for aggregate consideration of $1,456,003 No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Departure of Thomas Emmitt as Director and President and Chief Executive Officer

On September 16, 2021, we accepted the resignation of Thomas K. Emmitt as a director and as our President and Chief Executive Officer.  As of the date of his resignation Mr. Emmitt held options to purchase 20,000 shares that were unvested and would have vested on September 22, 2021. In the light of Mr. Emmitt’s long-standing service to us, we agreed to accelerate the vesting of the remaining 20,000 options, Therefore, Mr. Emmitt currently holds vested options to purchase 100,000 shares, exercisable until September 16, 2022.

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

Subsequent Events

Resignation of Teddy C. Scott as Chair of the Board of Directors and Chief Executive Officer

Dr. Scott resigned as a director and chief executive officer on November 10, 2021. As of the date of his resignation options to purchase 718,085 shares were vested, and are exercisable through September 16, 2031, except in the event of his death, in which case such options will terminate if not exercised within six months.  The remaining options to purchase 4,281,915 shares terminated upon Dr. Scott’s resignation as a director.

Appointment of Evripides Drakos as Chair of the Board of Directors, President and Interim Chief Executive Officer

On November 11, 2021, we appointed Evripides (Roy) Drakos, a current member of the board, to serve as our Chairman of the Board, President and interim Chief Executive Office.

Appointment of Sagi Rami Rozen as a Director

On December 3, 2021, the Company appointed Sagi Rami Rozen to serve as a director. In conjunction with his appointment we granted Mr. Rozen a non-qualified stock option under our 2020 Long-Term Incentive Plan (the “2020 Plan”), to purchase 300,000 shares of common stock at an exercise price per share of $3.00 per share  representing the closing price of the Common Stock as reported by the OTC Markets Pink Sheet Tier on the Grant Date. The options are be exercisable for seven (7) years. Subject to the Plan, options to purchase 60,000 shares vested at grant, and options to purchase 20,000 shares vest monthly thereafter.

Appointment of Juan Carlos Garcia La Sienra Garcia as a Director and Chief Financial Officer

On December 6, 2021, the Company appointed Juan Carlos Garcia La Sienra Garcia to serve as a director and our Chief Financial and Accounting Officer. Pursuant to Mr. Garcia’s employment agreement, Mr. Garcia is an “at will” employee at an annual salary of $60,000. If we terminate Mr. Garcia’s employment for any reason, we will be obligated to pay him : (i) any unpaid base salary earned through the date of termination; (ii) reimbursement for unreimbursed business expenses; and (iii) such equity compensation, if any, to which Mr. Garcia may be entitled as of the date of termination of employment. We granted Mr. Garcia a non-qualified stock option under our 2020 Plan, to purchase 300,000 shares of common stock at an exercise price per share of $3.40 per share representing the closing price of the Common Stock as reported by the OTC Markets Pink Sheet Tier on the Grant Date. The options are be exercisable for seven (7) years. Subject to the Plan, options to purchase 60,000 shares vested at grant, and options to purchase 20,000 shares vest monthly thereafter.

The foregoing summary descriptions of the terms of the Employment Agreement is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified i its entirety by reference to the full text of the Employment Agreement, attached hereto as Exhibit 10.01, to the Current Report on Form 8-K that we filed on December 21, 2021.

Consulting Agreements

On December 7, 2021, we entered into 11-month consulting agreements with each of Damian Solomon and Sean Akhavan. These consultants will join our science team in the refinement and customization of our cell replication technology. We granted each consultant non-qualified seven-year options to purchase 200,000 shares of common stock at an exercise price of $3.40 per share, representing the closing price of the common stock, as reported on the OTC Markets, on December 7, 2021. Options to purchase 18,500 shares vested immediately, and options to purchase 16,500 shares will vest monthly thereafter.

The foregoing summary descriptions of the terms of the Consulting Agreements is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Consulting Agreements, attached as Exhibit 10.02 and Exhibit 10.03, to the Current Report on Form 8-K that we filed on December 21, 2021.

Grant of Stock Options to Chief Executive Officer and Vice President

On January 5, 2022, in consideration of the services of Evripides (Roy) Drakos as our Chief Executive Officer and Aristotle Popolizio as the Vice President and Secretary, we granted to each of Messrs. Drakos and Popolizio,  seven-year non-qualified stock options under our 2020 Long-Term Incentive Plan, to purchase 700,000 shares of common stock at an exercise price per share of $2.60, representing the closing price of the common stock as reported by the OTC Markets Pink Sheet Tier on the grant date.. The options will vest at the rate of 1/12 (i.e., 58,333 shares) per month on the last day of each month following the grant date. .

January 22, 2022 Amendment to Integrated License Agreement

On January 31, 2022, we and Cell Science entered the Third Amendment to Integrated License Agreement in which we agreed:

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

•Cell Science and OZ Corporation would execute and deliver a similar conveyance of all rights to the California laboratory.

•The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by us would be owned by Cell Science and included in the licensed technology.

The foregoing summary descriptions of the terms of the Third Amendment is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Third Amendment, attached hereto as Exhibit 10.01 to the Current Report on Form 8-K that we filed on February 3, 2022.

Appointment of Dr. Michael R. Hawthorne as the Deputy Chief Executive Officer

On February 11, 2022, we appointed Dr. Michael R. Hawthorne as the Deputy Chief Executive Officer of the Company and concurrently therewith entered into an employment agreement with Dr. Hawthorne.

Dr. Hawthorne’s employment with the Company will be considered “at-will” employment, and either the Company or Dr. Hawthorne may terminate the Agreement with or without cause.  Other than a termination during the first 90 days, in the event of Dr. Hawthorne’s termination of employment, for any reason, the Company shall pay to Dr. Hawthorne: (i) any base salary earned, but unpaid, through the date of termination of employment; (ii) reimbursement for unreimbursed business expenses properly incurred by Dr. Hawthorne, which shall be subject to and paid in accordance with the Company’s expense reimbursement policy; and (iii) such equity compensation, if any, to which Dr. Hawthorne may be entitled as of the date of termination of employment.

The Company shall pay Dr. Hawthorne an annualized base salary of $1.00.  Effective February 11, 2022, the Company granted Dr. Hawthorne a non-qualified stock option to purchase two million (2,000,000) shares of the Company’s common stock, with an exercise price equal to $3.00, (i.e., the closing price of the Common Stock of the Company as reported by the OTC Markets Pink Sheets, as of the date immediately preceding the Effective Date. Such options shall be exercisable for seven (7) years. Subject to the Plan, the options shall vest at the rate of 1/48 per month on the last day of each month following the Grant Date, with all unvested options vesting on the fourth anniversary date of the Grant Date.

The foregoing summary descriptions of the terms of the Employment Agreement is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Employment Agreement, attached hereto as Exhibit 10.01 to the Current Report on Form 8-K that we file on February 17, 2022.

Consulting Agreement with Mitch Kahn

On February 11, 2022 the Company entered into a Consulting Agreement with Badger Real Estate Advisors, LLC (the “Consultant”), which is owned and controlled by Mitch Kahn.  Mr. Kahn, a seasoned executive and entrepreneur, through his entity, will advise the Company on various projects and undertakings, in furtherance of the Company’s long-term objectives, growth and optimizing the value of the Company.

Pursuant to the Consulting Agreement, in consideration for certain services rendered by the Consultant, the Company granted Consultant a non-qualified stock option o purchase three million five (3,500,000) shares of the Company’s common stock with an exercise price of $3.00 per share, (i.e., equal to the closing price of the Common Stock of the Company as reported by the OTC Markets Pink Sheets, as of the date immediately preceding the Effective Date. The Option shall be comprised of 2,500,000 Base Options and 1,000,000 Bonus Options which vest as provided in the Consulting Agreement. Concurrently with the Consulting Agreement, the Company and Consultant entered into a Confidentiality and Proprietary Rights Agreement and Mutual Agreement to Arbitrate Claims.

The foregoing summary description of the terms of the Consulting Agreement is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of such Consulting Agreement, attached hereto as Exhibit 10.02 to the Current Report on Form 8-K that we filed on February 17, 2022.

ITEM 6.EXHIBITS

1. Financial Statements.

•The unaudited Consolidated Balance Sheet as of October 31, 2021 and the audited balance sheet as of July 31, 2020;

•the unaudited Consolidated Statements of Operations for the three and nine-month periods ended October 31, 2021 and 2020;

•the unaudited Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 2021 and 2020; and

•the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the nine-month periods ended October 31, 2021 and 2020, together with

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

10.10	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.11	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.12	Bakhu 2020 Long-Term Incentive Plan (6)
10.13	Audit Committee Charter (6)
10.14	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021(7)
10.15	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.16	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.17	First Amendment to Amended and Restated License Agreement dated February 12, 2021(12)
10.18	Second Amendment to Amended and Restated License Agreement dated July 12, 2021(8)
10.19	Consulting Agreement with Damian Solomon dated July 28, 2021(9)
10.20	Consulting Agreement with Sean Akhavan dated July 28, 2021(9)
10.21	First Amendment to Consulting Agreement and Warrants dated September 12, 2021(10)
10.22	Executive Employment Agreement with Teddy Scott dated September 16, 2021(11)
10.23	Third Amendment to Integrated License Agreement dated January 31, 2022(13)
10.24	Employment Agreement dated February 11, 2022(14)
10.25	Consulting Agreement dated February 11, 2022(14)
14.01	Code of Ethics (6)
21	Subsidiaries (5)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (15)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (15)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)
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

(6)Previously filed on Form 8-K on October 1, 2020

(7)Previously filed on Form 8-K on June 16, 2021

(8)Previously filed on Form 8-K on July 12, 2021

(9)Previously filed on Form 8-K on August 2, 2021

(10)Previously filed on Form 8-K on September 14, 2021

(11)Previously filed on Form 8-K on September 21, 2021

(12)Previously filed on Form 10-Q on January 11, 2022

(13)Previously filed on Form 8-K on February 3, 2022

(14)Previously filed on Form 8-K on February 17, 2022

(15)Filed herewith

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

Bakhu Holdings, Corp.

Dated: February 28, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer Principal Executive Officer

Dated: February 28, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer