Form 10-K/A
period 2021-07-31
Bakhu Holdings, Corp.
filed 2022-03-21
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K/A

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

Documents Incorporated by Reference: None.

Explanatory Note

This Form 10-K/A is filed to correct miscellaneous editing errors and add limited inadvertently omitted information.

BAKHU HOLDINGS, CORP.

Report on Form 10-K/A

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

•The markets for our products may not grow at the rate we have projected based on industry market data or may not grow at all.

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

The licensed intellectual property is based on established bioscience principles and practices and has been demonstrated on a limited basis. Testing of the process has met agreed technical specifications, including equipment, processes, and formulations~~,~~ for production in batches in which specific cells are grown in a biologically active controlled and monitored environment within the proprietary production pods that could be replicated to produce commercial quantities. However, our licensed technology has not been scaled up to produce cannabinoids in commercial quantities routinely and reliably. Accordingly, our ability to commercializing the intellectual property through joint ventures, strategic arrangements and sublicenses is dependent on successful completion of necessary application engineering, which we cannot assure.

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

Our Amended Restated License

On December 20, 2018, we entered into a Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”). The Amended Restated License grants us the right to commercialize, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabinoids – exclusively in North and Central America, including the Caribbean, for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less an amount equal to all cash and expense advances to Cell Science representatives to the technical team involved in testing (the “One-time Payment”).  The One-time Payment is to be evidenced by a promissory note delivered to Cell Science upon obtaining specified, replicated test results, which we referred to as the “Efficacy Demonstration,” and payable one year from the delivery of the note. As a result of the issuance of these shares, Cell Science became our largest stockholder. See Item 12. Security Ownership of Beneficial Owners and Management Related Stockholder Matters, and Item 13. Certain Relationships and Related Transactions, and Director Independent.

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

Based on an evaluation of the Efficacy Demonstration testing results achieved to date and in the light of the desire to accelerate the launch of our commercialization program directed at achieving recurring revenue, on July 12, 2021, we agreed to rely on the results from five bioreactors rather than two groups of five preselected bioreactors and accelerated the measurement criteria to measure the commercial efficacy of the licensed technology. Further we also agreed to accept test results from five bioreactors then achieved as meeting the Cell Science Efficacy Demonstration requirements. As a result of our acceptance of the Efficacy Demonstration test results in July 2021, we released all remaining 184,000,000 shares initially issued to Cell Science under our intellectual property license.  In January 2022, we accepted assignment of all rights under the lease for the facility in which the laboratory is located and all rights in all laboratory equipment and related assets used in the Efficacy Demonstration testing process in lieu of any reduction to the one-time payment note. See below and Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Amended Restated License Agreement, as subsequently amended by the 2020 and 2021 successive amendments, are all are merged into a single, integrated agreement that are together hereinafter referred to as the “Integrated License Agreement.”

Product and Process Refinement

Having accepted the test results demonstrating efficacy of the licensed technology in July 2021 and subject to obtaining required financing, we will continue to refine the licensed process, focusing on determining the limits of the technology, maximizing production efficiency, reducing production costs, and customizing features to address the requirements of potential commercialization partners, These efforts are underway at laboratory facilities in Van Nuys, California, in which the Efficacy Demonstration was completed. We acquired rights to use that facility through agreements with our affiliates, Cell Science and The OZ Corporation in January 2022. As part of our ongoing laboratory work, we will develop operating manuals, technical descriptions, and related documentation with a view to supporting joint venture and strategic partners and others in constructing and operating commercial production plants. We intend to define the scope and description of the technology more fully and outline requirements for equipment, materials, and consumables. This work will require that we hire employees and engage consultants with required scientific and technical expertise.

Proposed Commercialization

General

We are proceeding with efforts to generate revenue through commercializing our licensed technology. In order to access the technical, financial, and operating and regulatory experience of companies already in the cannabinoid industry, we are identifying and initiating discussions with multi-state cannabinoid producers and marketers about possible joint venture arrangements or other strategic relationships.  In seeking these relationships, we will seek to balance the cash and other resources that the other party may provide to accelerate our market entry against the potential revenue that we will need to share with our partner. Our current focus on joint ventures and strategic relationships will have priority over our earlier intent to sublicense third parties to use the licensed technology. We do not currently have any commitment for any joint venture or other strategic relationship or any sublicense, except as described below. We do not now, and do not at any time intend to, produce, distribute, or market cannabis or cannabis products.

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

Currently, state cannabinoid regulations are generally based on the regulation of live-grown plant production and may not specifically address or be adaptable to production through a plant cell-replication process. Therefore, to support our commercialization program, we expect that initially we will need to collaborate with state regulators to adapt or amend current statutes, regulations, and administrative policies to accommodate laboratory plant-based production. Our efforts to address these compliance issues will likely increase costs and delay commercialization and revenues. We may not be fully successful in these efforts. We may also need to coordinate or facilitate the efforts of potential commercialization partners to obtain their permits under the new regulatory regimes.

In addition to initial engineering that we plan to undertake, we will be responsible for ongoing research and development costs and creating a licensing sales and support operation. Commercial partners will be required to fund production facilities construction, staffing, and operation. Commercial partners will also be responsible for all required regulatory permits and compliance.

Sublicense with ICS

On April 17, 2020, through our subsidiary, we entered into a Strategic Alliance Agreement (“the Sublicense Agreement”) with Integrity Cannabis Solutions, Inc. (“ICS”), an unaffiliated Florida corporation, to collaborate: (i) to facilitate the building and operation of a commercial-scale production facility in Florida; and (ii) to enter a sublicense.

We entered into the Sublicense Agreement on April 22, 2020, under which we granted to ICS the right to use the sublicensed technology to produce, manufacture, market, and sell CBD and related byproducts and derivatives having less than 0.3% measurable THC on a dry weight basis. The sublicense will become effective when the Efficacy Demonstration is complete with confirmed results demonstrating that: (a) the cannabinoid concentrates produced, harvested, and dried during a full cycle of the licensed technology process contain at least 90% of the measurable percentage levels of THC and CBD as the donor cells; and (b) this result is achieved at a project utility, production, and supplies cost of $0.10 per gram, or roughly $100 per kilogram, (c) we have provided an operations manual necessary to implement the technology in an operating plant; (d) we have provided all necessary equipment designs and vendor resources. Since we waived compliance with the original Efficacy Demonstration requirements that were effective when we entered into our agreements with ICS, we will need to renegotiate the terms of our arrangements with it and cannot assure that we will be successful in doing so.

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

Although we intend to seek patent protection for additionally developed proprietary technology, the patent positions of our products are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any current or possible future patent applications will result in the issuance of any patents or whether such patent applications will be circumvented or invalidated. We cannot assure that all U.S. patents that may pose a risk of infringement can or will be identified. In addition, although we do not believe that any patents or other proprietary rights that we license infringe upon the rights of third parties, there may be third parties that hold patents of which we are unaware. This includes competitors or potential competitors that may have applied for received patents and obtained additional patents and proprietary rights relating to, compounds or processes competitive with those covered under the Integrated License Agreement.

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

We believe that the combination of the licensed technology and processes could enable a commercial partner to produce high-quality plant-derived material at costs below $250 per pound, including the license royalty payment to us, in a commercially scaled laboratory We also estimate that the capital cost of a production facility using our technology would be approximately one-third the capital cost of a comparable greenhouse grow facility.

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

We believe the value to potential commercialization partners will be dependent on their ability to scale the application of the technology and trade secret processes in production laboratories at the same or lower capital and operating costs than approaches common to the industry for live-grown plants in outside, greenhouse, or hydroponic production.

As discussed in greater detail below under “Government Approvals and Regulation in the U.S. Cannabis Industry,” we anticipate that our ability to sell sublicenses will face competition from sponsors of live-grown plant production facilities that are more directly and predictably regulated than plant cell-replication technologies like we use. The need for us and our prospective commercial partners to coordinate regulatory licenses and compliance for our non-traditional production approach may result in delays and regulatory unpredictability that may adversely affect our commercialization efforts. Therefore, to support our commercialization program, we expect that we will initiate efforts to obtain any required special clearances from state licensing authorities for our production processes as well as provide continued support to our commercial partners.

In some states, the number of available licenses to produce cannabinoids is limited, so we may be unable to enter desired markets unless we negotiate an arrangement with our current licensee.

We consider anyone producing THC and CBD to be both a prospect for commercializing our licensed science as well as a competitor for any prospective sublicense We believe principal competitors for our plant-based process are the synthetic producers, such as Ginkgo and many others, as well as traditional greenhouse production methods, which claim lower capital costs and higher quality than warehouse grown cannabis. MedMen and Curaleaf, for example, enjoy the advantages of established production capabilities. MedMen, headquartered in Culver City, California, is engaged in the Clone-to-Product cannabis business with operations for cultivation and retail paired in California and eight other U.S. states. Curaleaf, a Connecticut company, backed by Blackstone Partners and other investors, is the third largest cultivator and dispensary owner in the U.S. market. It recently acquired Grass Roots for $875 million and Cura Partners for over $1 billion. These companies have been in the market for many years and have significant resources and established market share. There are a growing number of new entrants of various sizes into the cannabis growing industry that, together with the industry leaders, present a large, diversified, well-funded, and capably managed array of competitors with capital investments in competing cultivation processes. Many of the firms with which our commercial partners will compete have large financial and management resources and established positive industry reputations, distribution channels, customer relationships, operating histories, and reputations. We cannot assure that our licensed science will be able to compete effectively.

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

The U.S. Department of Justice, or DOJ, stated that Schedule I controlled substances are “the most dangerous drugs” with “potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, those charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines of up to fifty million dollars ($50,000,000) or prison sentences up to life, even if they have complied with state law. Further, individuals and entities may violate federal law if they intentionally aid and abet another violator or conspire to do so.

We have not requested or obtained any opinion of counsel or authority ruling to determine whether our operations comply with any state or federal laws or if we are assisting others to violate said laws. If our operations are deemed to violate any state or federal laws or if we are deemed to be assisting others in violating said laws, any resulting liability could cause us to modify or cease our operations.

In the light of the conflict between federal and state cannabis laws, in August 2013, under the Obama administration, DOJ Deputy Attorney General James M. Cole issued the Cole Memorandum to U.S. Attorneys providing guidance concerning marijuana enforcement under the CSA. It effectively stated it was not an efficient use of federal resources to direct federal law enforcement agencies to prosecute individuals following state laws that allow medical cannabis. The Cole Memorandum stated that, when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws is less likely to threaten federal priorities and that state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity.

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

On March 11, 2021, Merrick Garland was sworn in as the new U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memorandum. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana”, in written responses to the Senate Judiciary Committee provided around March 1. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will reinstate the Cole Memorandum or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

Congress possesses broad authority to change the status of cannabis under the CSA and related federal laws. In each budget cycle since 2014, Congress has passed an appropriations rider, known as the “Rohrabacher-Blumenauer Amendment,” barring the DOJ from using taxpayer funds to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. Because the Department of Justice memorandums serve as discretionary agency guidance and do not constitute a force of law, cannabis related businesses have worked to continually renew the Rohrabacher Blumenauer Appropriations Amendment (originally the Rohrabacher Farr Amendment) that has been included in federal annual spending bills since 2014. This amendment does not change the legal status of cannabis, prevent criminal liability, or effect recreational marijuana. It must be renewed each fiscal year to remain in effect, and if Congress repealed the rider, the DOJ could prosecute CSA violations retroactively while the rider was in effect. On October 1, 2020, the amendment was renewed and is effective through December 11, 2020. The U.S. Court of Appeals for the Ninth Circuit held in 2016 that the Rohrabacher-Blumenauer Amendment, in the opinion of the court, also prohibits the DOJ from spending funds from other relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with said state laws. This opinion applies only to states within the Ninth Circuit in the western United States.

The Rohrabacher-Farr Amendment was included in the Consolidated Appropriations Act of 2019, which was signed by President Trump on February 14, 2019, and funded the departments of the federal government through the fiscal year ending September 30, 2019. In signing the Act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical marijuana, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On September 27, 2019, the Rohrabacher-Farr Amendment was temporarily renewed through a stopgap spending bill and was similarly renewed again on November 21, 2019. The Fiscal Year 2020 omnibus spending bill was ultimately passed on December 20, 2019, making the Rohrabacher-Farr Amendment effective through September 30, 2020. In signing the spending bill, President Trump again released a statement similar to the ones he made May 2017 and February 2019 regarding the Rohrabacher-Farr Amendment. On December 27, 2020, the amendment was renewed through the signing of the Fiscal Year 2021 omnibus spending bill, effective through September 30, 2021. Notably, Rohrbacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Rohrabacher-Farr Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

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

State Border Regulation

Federal law states that cannabis and cannabis products may not be transported across state lines in the United States. As a result, all cannabis consumed in a state must be grown and produced in that same state. To meet this limitation, we intend to enter commercialization arrangements with third parties that are restricted on a state-by-state basis. Typical cannabis growers cannot import or export crop across state lines to meet product demands. Therefore, excess production capacity in any given state that is not matched by increased demand in that state could exert downward pressure on the retail price for the products. A large number of retail licenses authorized by authorities in any given state could result in increased competition and exert downward pressure on the retail price for cannabinoid products our commercial partners sell.

We initially intend to concentrate our commercialization efforts in the United States. We believe that the value of a potential commercialization of our technology in Canada may be materially lower than in the balance of our territory due to product oversupply and excess production capacity.

Tax Concerns

An additional challenge to cannabis-related businesses is that the provisions of Internal Revenue Code Section 280E are being applied by the United States Internal Revenue Service to businesses operating in the medical and adult use cannabis industry. Section 280E Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

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

We plan to exploit our licensed cell-extraction and replication technology for the commercial production of cannabinoids through joint ventures, strategic partnerships, sublicenses, or other arrangements. Our ability to do so is conditional on satisfactory completion of ongoing process and product refinement and customization. We cannot predict when our planned work will be complete or assure that the substantive results of our planned efforts will be accepted by prospective commercial partners. Our commercialization efforts will be dependent on our ability to convince prospective commercial partners that our licensed cell-extraction and replication technology warrants the required commitment of capital, expertise, and other resources in the face of related risks. Even after a successful completion of planned process and product refinement and customization, there will initially be no established commercially operating facility using this technology successfully to support our commercialization efforts. We cannot assure that any initial costs we incur will be recovered.

We cannot accurately predict when planned further work on our licensed technology will be completed satisfactorily.

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

To date the propriety technology that we have licensed has only been tested on a limited basis by our affiliates, Cell Science, which is also the licensor, and Oz Corporation, both of which benefited from favorable test results. Further, the testing was conducted under the supervision of Dr. Peter Whitton, the inventor of the licensed technology and our director, who benefits substantially from a successful test that triggered the release of a large block of our common stock and the One-time Payment of $3.5 million. No qualified third party has independently replicated the entire process or reviewed laboratory logbooks, results, processes, or procedures. Accordingly, we expect that prospective third-party investors, commercialization partners, investment bankers, and others will want to conduct their own independent tests to confirm the test results to date before transacting business with us. This requirement that potential commercial partners or others commit their own financial, technical, and management efforts to confirm the efficacy, reliability, and predictability of the proprietary technology may be a substantial barrier to commercialization.

We cannot predict the timing or results of our planned product refinement or customization.

Our planned laboratory work to refine and customize our production processes will require substantial financial, technical, and management resources, and we cannot predict whether or when the required work will be completed. We currently do not have the required management, technical, or financial resources to complete our plans. Our inability to obtain or delays in obtaining the financing, facilities, or technical and management resources would correspondingly delay the commencement of our commercialization efforts. Adverse results would similarly delay the commencement of our commercialization efforts or require us to change our plans.

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

We will need to identify and attract qualified, interested third parties to commercialize our cell-extraction and replication technology for cannabinoid production. We cannot assure that we will be able to successfully enter any commercialization arrangement. We estimate that a new facility designed to produce about 5,000 pounds of plant-derived material per month using our licensed technology for cannabinoid production will require a capital investment for equipment of from $3.9 to $4.6 million, in addition to leasehold improvements on the facility.  We expect to encounter third-party reluctance to commit substantial capital to use our technology, which will at least initially be commercially untried by others. Accordingly, we cannot predict when or the pace at which we may be able to enter commercial arrangements to generate revenue. We may be forced to delay planned commercialization efforts, seek other commercialization strategies, or obtain additional capital to continue.

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

Our future success is dependent on the validity and enforceability of our licensed patents, trade secrets, intellectual property, and related rights. Unauthorized parties may attempt to replicate or otherwise obtain and use the licensed intellectual property granted to us. Policing the unauthorized use of our current or future patents, trade secrets, intellectual property, or licensed rights and enforcing these rights against unauthorized use by others could be difficult, expensive, time-consuming, and unpredictable. Identifying unauthorized use of these rights is difficult because we may be unable to effectively monitor and evaluate whether products being distributed by our competitors were made using our technology, including parties such as unlicensed producers. In addition, in any infringement proceeding, some or all our trademarks, patents, other intellectual property rights, licensed rights, or other proprietary know-how, or protective arrangements or agreements seeking to protect us may be found invalid, unenforceable, anticompetitive, or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our trademarks, patents, other intellectual property, or licensed rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications for patent protection at risk of not being issued. Any these events could materially and adversely affect our business, financial condition, and results of operations.

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

We partially base our long-term business model on the anticipated growth of demand for cannabis and cannabis-related products in North America, particularly in the United States, because of regulatory liberalization and growing social acceptance and use. We cannot assure that our projections, based on numerous assumptions and projected effects of future events, will materialize. Limitations or slowness in the increase of demand for cannabis and cannabis-related products in the United States would also limit our possible growth.

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

Some consumers may consider our laboratory plant-derived cell production method to constitute genetic modification and resist acceptance of cannabinoids produced by our potential commercial partners.

We have a limited operating history.

We were incorporated in 2008 but had little or no activity until we obtained license rights to cell-extraction and replication technology for commercial cannabinoid production in late 2018. However, we have not completed required planned engineering, so we have not commenced commercializing this technology to generate revenue. Therefore, we are subject to the risks common to early-stage enterprises, including undercapitalization, few personnel, limited financial and other resources, and lack of revenues. We cannot assure that we will be successful in achieving a return on our stockholders’ investments. Our likelihood of success must be considered in the light of our early stage of operations.

We have not generated any revenue since our inception, and we may never achieve profitability.

We are a development-stage company that has not generated any revenue. If the planned product refinement and customization meets the requirements of prospective partners so we can launch our commercialization effort, our expenses are expected to increase significantly before we can begin generating revenue. Even as we begin to market and commercialize our licensed technology, we expect our losses to continue because of ongoing expenses sales and marketing, technology transfer, research and development, and other operating items. These expenses, among other things, have had and will continue to have an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties that we will encounter, we are unable to predict if or when we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition, and results of operations will be negatively affected, and the market value of our common stock will likely decline.

We are a smaller reporting company, which reduces our reporting obligations.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we have a public float of less than $3.5 million and had annual revenues of less than $50.0 million during the most recently completed fiscal year. Because we are a smaller reporting company, the disclosure required in our SEC filings is less than it would be if we were not considered to be a smaller reporting company. Specifically, smaller reporting companies are (i) able to provide simplified executive compensation disclosures in their filings; (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; (iii) are required to provide only two years of audited financial statements in annual reports; and (iv) have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

We have adopted a Code of Ethics that requires our board of directors to refrain from approving any transaction that is not in our best interests and is not on terms at least as favorable to us as could be obtained as a result of arm’s-length negotiations between unrelated parties in a similar situation We have not adopted any other policy respecting decisions involving conflicts of interest and cannot assure that any such issues will be resolved in our favor. Further, our board of directors may waive the provisions of the Code of Ethics at its discretion. Therefore, we cannot assure that the Code of Ethics has or will apply to all potential conflicts or that its provisions will not be waived.

We rely on key personnel and consultants.

Our success is dependent upon the ability, expertise, judgment, discretion, and good faith of our executive management and consultants and our ability to continue to attract, develop, motivate, and retain highly qualified and skilled personnel and consultants. We rely on scientific advice from Dr. Peter Whitton, the inventor of the cell-extraction and replication technology on which our business is based, who has numerous other commitments and demands on his attention. Qualified, experienced individuals  are in high demand, and we may incur significant costs in engaging them. The loss of the services of our executive management or consultants, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute our business plan and strategy, and we may be unable to find adequate replacements on a timely basis or at all. We have no key-man life insurance on any of our employees or consultants.

We cannot assure that the insurance coverage we obtain will be adequate.

We intend to obtain insurance to protect our assets, operations, directors, and personnel. While we believe our insurance coverage addresses and will address all material risks to which we are exposed and is adequate and customary for our operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, we cannot assure that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and the damages were not covered by insurance or were more than policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, there could be a material adverse effect on our business, financial condition, and results of operations.

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

Our proposed commercial partners producing cannabinoids will face an inherent risk of exposure to third-party product liability claims, regulatory actions, and litigation if our processes, procedures, or medium formulations are alleged to have caused significant loss or injury. In addition, the sale of products produced by a commercial partner using the sublicensed intellectual property involves the risk of injury to consumers due to product contamination or tampering by unauthorized third parties. Previously unknown adverse reactions could occur resulting from human consumption of such products alone or in combination with other medications or substances. We may be subject to various third-party product liability claims, including claims that the products produced using the licensed technology caused injury or illness, that such products did not include adequate warnings concerning possible side effects or interactions with other substances, or that the use of the licensed technology did not include adequate instructions for use.

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

Some firms with which we may want to transact business may find the cannabis industry objectionable or determine that they are exposed to reputational risk because they consider our business activities to be related to cannabis. Although we are not engaged in the cultivation, production, manufacturing, or sale of cannabis-derived products, these firms may perceive that we are too closely connected to the cannabis industry and refuse to deal with us. Failure to establish or maintain business relationships could have a material adverse effect on us.

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

Ongoing domestic and international financial conditions will adversely affect our business and operations, our prospective commercial partners, the cannabinoid industry, and the world generally.

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

We expect significant competition from other companies. We believe that competition in the commercial cannabinoid industry is based primarily on price per unit, predictable and replicable product flavor, aroma, CBD or THC concentration, and ease and predictability of regulatory compliance. Price per unit of production will be based on the cost of amortizing capital expenditures and covering production and operating costs. We cannot assure that production using our licensed technology will enable commercial partners to compete on these terms. Our potential commercial partner’s principal known competitors include MedMen and Curaleaf, both of which have first-mover advantage and are well capitalized with experienced management and technical resources. Numerous companies appear to be applying for cultivation, processing, and sale licenses, some of which may have significantly greater financial, technical, marketing, and other resources than we have. These competitors may be able to devote greater resources to the development, promotion, sale, and support of their products and services, and may have more extensive customer bases and broader customer relationships. We may be at a competitive disadvantage to live-grown plant producers because of the lack of established regulatory accommodation of plant cell-replication production methods. To the extent that we are not able to market and enter enough sublicenses, our business, financial condition, and results of operations could be materially and adversely affected.

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

Laws, regulations, and guidelines generally applicable to the cannabis industry domestically and internationally may change in unforeseen ways. New laws and changes to existing laws or regulatory schemes may adversely affect our commercial partners directly and us indirectly. Regulatory changes could reduce demand for cannabis-derived products and byproducts and decrease the opportunities to establish commercialization arrangements, which would adversely affect our financial condition, results of operations, and prospects. Amendments to current laws, regulations, and permitting requirements, or more stringent application of existing laws or regulations, may have a material adverse effect on our commercial partners or us and our business, resulting in increased capital expenditures or production costs, reduced levels of production, or abandonment or delays in the development of facilities.

Our ability to sublicense our technology will depend on the compatibility of our plant cell-replication technology with current regulatory schemes designed to regulate live-grow plant production and the predictability of the nature and extent of further regulation. Further, our business will depend on the ability of our commercial partners to maintain compliance with these laws, regulations, and interpretative and enforcement policies. Delays by our commercial partners in obtaining, or failing to obtain and maintain, the requisite regulatory approvals may significantly delay or negatively impair our commercialization program.

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

In the United States, cannabis is largely regulated at the state level. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis, and 18 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use.” Notwithstanding the permissive regulatory environment for cannabis in some states, cannabis continues to be categorized as a controlled substance under the Controlled Substance Act, and as such, cultivation, distribution, sale, and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the interstate production, transportation, possession, sale, and use remain violations of federal law that are punishable by imprisonment, substantial fines, and forfeiture. Our commercial partners will be directly subject to these laws and regulations. Companies that are not engaged directly in the cultivation, production, manufacturing, or sale of cannabis or cannabis-derived products nevertheless may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws. Therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our commercial partners to execute our respective business plans.

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

The Rohrabacher-Farr Amendment prohibits the DOJ from spending funds appropriated by Congress to enforce the tenets of the Controlled Substance Act against the medical cannabis industry in states which have legalized such activity. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill and is effective through September 30, 2021. There can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law. Such potential proceedings could involve significant restrictions being imposed upon us or our potential commercial partners. Such proceedings could have a material adverse effect on us.

We and our commercial partners may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.

Federal and federally insured state banks currently do not do business with those that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law. Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under the federal statutes and the U.S. Bank Secrecy Act. Guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the enforcement priorities enumerated in the so-called “Cole Memo,” issued on August 29, 2013, under the Obama Administration, when determining whether to charge institutions or individuals with any of the financial crimes based upon cannabis-related activity. However, in January 2018, under the Trump Administration, the DOJ issued a policy memorandum on federal marijuana enforcement announcing a return to the rule of law and rescinding previous guidance documents, including the Cole Memorandum. In this memorandum, Attorney General Jeff Sessions directed U.S. Attorneys to determine whether to pursue prosecution of cannabis activity based upon the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of crimes on the community. Understandably, banks remain hesitant to offer banking services to cannabis-related businesses, and those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. We cannot assure that we will be able to avoid being considered by financial institutions to be engaged in the cannabis industry, which would adversely affect our banking relationships. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges that could result in our inability to implement our business plan.

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

Our business may be adversely affected by the environmental regulations applicable to our prospective commercial partners.

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

OZ Corporation, an affiliate, provides our offices and office-related equipment and communication facilities, including administrative services, for a fixed monthly fee of $34,000. We intend to find an alternative office facility and enter a long-term office lease with an unaffiliated party at prevailing market rates when increased operations warrant.

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

Transfer Agent and Registrar

Our transfer agent is Colonial Stock Transfer Company, Inc., whose address is 66 Exchange Place, Salt Lake City, Utah 84111.

Equity Compensation Plan

On September 22, 2020, we adopted the 2020 Long-Term Incentive Plan under which we are authorized to issue 20,000,000 shares of common stock. This plan was approved by our stockholders effective September 10, 2021. To date, options to purchase 8,800,000 shares have been granted under this plan. 495,464 shares of common stock have been issued upon the exercise of options, 4,586,269 options have been exercised or cancelled, and there are 3,718,085 options outstanding of which 1,664,751 options have vested and are exercisable.  See Item 11. Executive Compensation - Long Term Incentive Plan.

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

We now propose to undertake additional work to determining the limits of the technology, maximize production efficiency, reduce production costs, and customize products for prospective commercial partners, which we believe will enhance our commercialization efforts. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical, regulatory relationships and experience, and financial resources of experienced cannabinoid production firms.  We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need additional financing from external sources for these efforts.

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

Consulting Fees. Consulting fees were $4,892,478 and $700,583 for the years ended July 31, 2021 and 2020, respectively, an increase of $4,191,895, or 598%, as we substantially increased our activities in anticipation of successful demonstration of the efficacy of our licensed technology. During the year ended July 31, 2021, we issued 1,400,000 stock options and 15,000,000 stock warrants and recognized stock-based compensation of $4,579,252 as we continued to rely on equity incentives for employees and consultants in the face of limited cash resources. As of July 31, 2021, there was $35,473,057 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the each option or warrant.

Professional Fees. Professional fees were $535,361 and $281,044 for the years ended July 31, 2021 and 2020, respectively, an increase of $254,317, or 91%. Increases in professional fees period over the period resulted from our increased activities and our corresponding periodic reporting obligations under federal securities laws. We expect these increased costs will continue.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $1,394,524 and $108,222 for the years ended July 31, 2021 and 2020, respectively, an increase of $1,286,302, or 1,189%. The increase period over period is attributable to increasing activities and laboratory expenses, including costs under our office sharing agreement, insurance, equipment, staff and other related laboratory related costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $67,647 and $16,817 for the years ended July 31, 2021 and 2020, respectively, an increase of $50,830, or 302%.  Other expenses incurred were comprised of interest expenses related to our notes payable to related parties. The increase in interest expenses is a result of the increase in loans and notes payable due to related parties, which increased by a principal amount of $1,720,218 from July 31, 2020 to July 31, 2021. We used these borrowed funds for operating expenses.

Net Loss. We had a net loss of $6,890,010 for the year ended July 31, 2021, compared to $1,106,666 for the year ended July 31, 2020, an increase of $5,783,344, or 523%. The increase in net loss was mainly due to the increased expenses as discussed above.

Liquidity and Capital Resources

As of July 31, 2021

As of July 31, 2021, we had cash of $46,929, compared to $19,754 as of July 31, 2020. We continue to consume working capital in the pursuit of our business plan using proceeds from loans or sales of our equity.

For the year ended July 31, 2021, cash increased by $27,175 from $19,754 on July 31, 2020 to $46,929 on July 31, 2021.

Net cash used in operating activities was $1,794,330 during the year ended July 31, 2021, as a result of a net loss of $6,890,010, which was offset by stock-based compensation of $4,579,253, an increase in accounts payable of $449,176, and an increase in accrued liabilities of $67,251.

During the year ended July 31, 2021, we had no net cash flows from investing activities.

During the year ended July 31, 2021, financing activities provided $1,821,505 in net cash, which consisted of $265,000 in proceeds from the sale of common stock and $1,720,218 in proceeds from notes payable issued to related parties, which were reduced by $163,713 paid to related parties to reduce outstanding indebtedness.

Future Capital Requirements

Our current capital resources from our private sale of common stock after July 31, 2021, will not be sufficient to fund our planned laboratory activities, continue our planned efforts to seek to commercialize our licensed technology, and meet other financial requirements during the next 12 months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt and, ultimately, to attain profitable operations. We expect that we will continue to rely on debt and equity financing from external sources, including related parties. We cannot assure that we will be able to successfully complete any of these activities.

We are presently seeking debt and equity financing to fund the $3.5 million One-time Payment to Cell Science due January 2023. We cannot assure, however, that any such financings will be obtained or will be available on terms acceptable, to us. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our existing security holders. In addition, as of July 31, 2021, we owed OZ Corporation $2,012,770 for related-party advances and accrued interest.

We estimate that we will require approximately $8.5 million in external capital to fund our activities during the next 12 months. This consists of between $1.1 million and $1.4 million during the next twelve months for our planned laboratory work to improve and customize our licensed processes. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. In addition to the above, we expect that operating capital for planned regular, non-laboratory corporate operations with require between approximately $5.8 million and $6.2 million during the next 12 months. Less available capital will require us to implement cost-cutting measures and may delay planned activities.

To fund the above requirements, we are currently seeking between $12.0 and $15.0 million through the sale of common stock or convertible debt. We received $1,420,000 from the sale of common stock after July 31, 2021. We have no commitments or agreements to complete the offering.

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

ITEM 9B. OTHER INFORMATION

Issuance of Warrants to Consultant

On June 7, 2021, we entered a consulting agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provides consulting services. We granted the consultant one warrant to purchase 1,500,000 shares, vesting over two years, and another warrant to purchase 28,500,000 shares, vesting in increments based on specified technology commercialization accomplishments. The exercise price of these warrants is $3.00 per share, which was approximately equivalent to the market price of our common stock as of the date of grant. Warrant vesting is subject to the continued term of the consulting agreement on the vesting date. Vesting will accelerate upon certain specified events.

Amendment to Consulting Agreement and Warrants

On September 11, 2021, subsequent to the period covered by this Annual Report, we amended our agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provides consulting services, in which it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000, comprised of one warrant to purchase 750,000 shares vesting over two years, and a second warrant to purchase 14,250,000 shares, vesting in increments based on specified technology commercialization accomplishments. Warrants to purchase 300,000 shares vested as of June 7, 2021.

Departure of Thomas Emmitt as Director and President and Chief Executive Officer

On September 16, 2021, we accepted the resignation of Thomas K. Emmitt as a director and as President and Chief Executive Officer.  As of the date of his resignation Mr. Emmitt held 20,000 options that were unvested and would have vested on September 22, 2021. In the light of Mr. Emmitt’s long-standing service to the Company, agreed to accelerate the vesting of the remaining 20,000 options. Mr. Emmitt currently holds 100,000 vested options that exercisable until September 16, 2022.

Appointment and Resignation of Teddy C. Scott as Chair of the Board of Directors and Chief Executive Officer

On September 16, 2021, we appointed Teddy C. Scott, Jr. as a director, the Chairman of the Board of Directors, and Chief Executive Officer. In conjunction with such appointment, we entered into an executive employment agreement in which we agreed pay Dr. Scott an annualized base salary of $1.00 and granted him a non-qualified stock seven-year option to purchase 5,000,000 shares of common stock at $4.50 per share, which was approximately equal to the closing price for our common stock on the date of grant, pursuant to the terms of our 2020 Long-Term Incentive Plan.  Options to purchase 625,000 shares vested immediately, and options to purchase 93,085 shares will vest monthly thereafter.

Dr. Scott resigned as a director and chief executive officer on November 10, 2021. As of the date of his resignation, 718,085 options were vested and are exercisable through the expiration of such options on September 16, 2031, except in the event of his death, in which case such options will terminate if not exercised within six months.  The remaining 4,281,915 options terminated upon Dr. Scott’s resignation as a director.

Appointment of Evripides Drakos as Chair of the Board of Directors, President, and Interim Chief Executive Officer

On November 11, 2021, we appointed Evripides (Roy) Drakos, a current director, to serve as our Chairman of the Board, President, and Chief Executive Office.

Appointment of Sagi Rami Rozen as a Director

On December 3, 2021, we appointed Sagi Rami Rozen to serve as a director and granted him a non-qualified seven-year stock option to purchase 300,000 shares of’ common stock at $3.00 per share, which was approximately equal to the closing price for our common stock on the date of grant. Options to purchase 60,000 shares vested at grant, and options to purchase 20,000 shares vest monthly thereafter.

Appointment of Juan Carlos Garcia La Sienra Garcia as a Director and Chief Financial Officer

On December 6, 2021, we appointed Juan Carlos Garcia La Sienra Garcia to serve as a director and our Chief Financial and Accounting Officer. Mr. Garcia is our “at will” employee at an annual salary of $60,000. If we terminate Mr. Garcia’s employment for any reason, we will be obligated to pay him: (i) any unpaid base salary earned through the date of termination; (ii) reimbursement for unreimbursed business expenses; and (iii) such equity compensation, if any, to which Mr. Garcia may be entitled as of the date of termination of employment. We granted Mr. Garcia seven-year options to purchase 300,000 shares of common stock at $3.40 per share, which was approximately equal to the closing price for our common stock on the date of grant. Options to purchase 60,000 shares vested immediately, and options to purchase 20,000 shares vest thereafter monthly.

January 31, 2022 Amendment to Integrated License Agreement

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

(1) Mr. Drakos was appointed as the President, Chief Executive Officer and Chairman of the Board of Directors on November 11, 2021.

(2) Mr. Rozen was appointed as a Director on December 3, 2021.

(3)Mr. Garcia was appointed as the Chief Financial Officer and a Director on December 6, 2021.

Term of Office

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by, and serve at the pleasure of, our board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers, either by blood or by marriage.

Background and Business Experience

The following describes the business experience during the past five years of each of the persons serving as an officer of director.

Evripides (Roy) Drakos, has served as a director since January 2020, and was appointed as the Chairman of the Board, President and interim Chief Executive Officer on November 11, 2021. Since 2013, Mr. Drakos has and continues to serve as an independent business consultant and advisor to various companies. During his services in the last three decades, he has accumulated unique experience through his involvement in technology pioneering and financial engineering in emerging markets, medical science, renewable energy, and hi-tech patent investments. He has also acted as the principal advisor for private equity investments and boutique family offices. Mr. Drakos also supports the satellite communication industry, as his principal activity, focusing on strategy and business development in emerging markets for a blue-chip satellite communication company. He also offers investment advice for Inter-M Traders Group of Companies for patented technologies in medical science and renewable energy. Motivated through his passion to serve the unserved around the world, Mr. Drakos has accumulated global network of associates and business leaders actively sharing the same values and vision. As an inspirational leader and investment advisor he is well recognized for his ability to create value for the investors and deliver expansion strategies for high-end pioneering networks and solutions.

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

Dr. Peter Whitton, has served as a director since January 2020. Dr. Whitton has over 20 years’ experience in plant cell culturing and research. Dr. Whitton has a BSC from the University of London in biology with chemistry and a PhD in biochemistry from Westminster University. He is a member of the Institute of Biology, a chartered biologist, a member of the Royal Society of Chemistry, and a Fellow of the Institute of Biomedical Sciences. Dr. Whitton has provided advisory services to leading pharmaceutical companies such as GlaxoSmithKline, Brentford, United Kingdom, and Boots, Nottingham, United Kingdom on regulatory strategy, as well as directing research and providing toxicology advice to Pfizer Pharmaceutical Company, Parsippany, New Jersey. Between 2004 and 2010, Dr. Whitton served as director and chief scientific officer for Naturally Scientific Technologies Ltd., Nottingham, United Kingdom, where he developed and patented methods for the production of glyceraldehyde from CO2 and the production of lipids using plant cell culture technologies. Prior to joining Naturally Scientific, Dr. Whitton ran and managed his own research organization, Phyto-Research Ltd., Loughborough United Kingdom, for five years and secured numerous patents in the field of plant tissue cultures and natural sciences, as well as providing research and advisory services to leading pharmaceutical companies and universities. During this period, Dr. Whitton also worked with The Serious and Organized Crime Directorate of the Metropolitan Police, New Scotland Yard, London, United Kingdom, with Assistant Commissioner Tarique Ghaffur on the development of new drug and explosive detection techniques. Dr. Whitton held the position of senior scientist between 1994 and 1999 for Phyto Medica Ltd, Hinckley, United Kingdom, specializing in the preparation of herbal-based remedies and cosmetics and was responsible for research, quality and conformance with British Pharmacopeia Standards and compliance with Cosmetic Safety regulations. Dr. Whitton has the lead inventor bio-technology patents, with a particular focus on the use of plant cell technology for industrial applications. Dr. Whitton was a co-founder in 2016 and currently services as a director of Lykke Research Ltd., Syston Leicester, United Kingdom, a bio-technology company that has developed and patented a process to produce the API (Active Pharmaceutical Ingredient) from the Hoodia Gordonii plant from cell cultures for use in the dietary supplements market as an appetite suppressant.

Sagi Rami Rozen, was appointed as a director on December 3, 2021. Since 2016 Mr. Rozen has practiced law and is currently a lawyer and a partner in the David Rozen law firm with offices in Israel and Cyprus, and also practices with the firm of Michalaki, Pitsillidou & Rozen, Limassol, Cyprus. Mr. Rozen’s legal practice focuses on international corporate governance and business transactions, corporate legal disputes, tax planning, corporate structuring, mergers and acquisitions, global banking solutions and capital market investments. In addition to his international legal practice, Mr. Rozen has worked as consultant for RS Consulting Ltd., which conducts research studies on market sizing and forecasting, new product development and concept testing, customer satisfaction and buyer behavior.

Juan Carlos Garcia La Sienra Garcia, was appointed as a director and our Chief Financial Officer on December 7, 2021. Mr. Garcia is a co-founder and CEO of Borromeo Group, Mexico City, Mexico, a business and financial consulting firm. Since August 2018, Mr. Garcia has served in this capacity. Mr. Garcia is also presently founder and President of EPR Holdings, The Woodlands, USA, a provider of disbursement solutions for banking networks, closed-loop electronic payment networks, and merchant retail networks. From January 2016 to August 2018, La Sienra was the CFO of TCB Pay LTD, Henderson, Nevada, which is a merchant processing solutions provider, and President of HGM Capital Los Angeles, California, a loyalty program processing entity. From January 2011 until February 2015, Mr. Garcia was the Vice-President of Business Development and a co-founder of CorpoRed, Mexico City, Mexico, a technology solutions company that allows users to sell products and services electronically, without a credit card, handling all operations by bank deposits. Mr. Garcia started his career working at PWC (international tax area) and served as Chief Financial Officer of Blue Label Telecoms, Reebok, and First Data. Mr. Garcia graduated from Anahuac University with a CPA (1997) and a master’s in finance (1998).

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, we believe that for the fiscal year ended July 31, 2021, the required beneficial ownership reports have been filed by all officers, directors, and principal beneficial owners, except that one 10% beneficial owner failed to file the required reports. We have requested that such party file the delinquent reports to comply with its filing requirements.

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

Committees of the Board

In the absence of any applicable regulatory or trading exchange requirement, we currently do not have nominating, compensation, or audit committees or committees performing similar functions, and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

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

Narrative Disclosure to Summary Compensation Table

Mr. Emmitt was appointed as our President, Chief Executive Officer, Secretary, Chief Financial Officer, and Director on May 15, 2018, and served in such capacities until his resignation on September 16, 2021. Mr. Emmitt served without compensation through September 22, 2020.  On September 22, 2020, Mr. Emmitt was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price per share of $5.10. As of July 31, 2021, Mr. Emmitt held unexercised vested options granted to purchase 100,000 shares of common stock at $5.10 per share.

Mr. Popolizio was appointed as a director on January 7, 2020, and as the Vice President and Secretary of September 22, 2022. On September 22, 2020, Mr. Popolizio was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price per share of $5.10.  As of July 31, 2021, Mr. Popolizio held unexercised vested options granted to purchase 100,000 shares of common stock at $5.10 per share.

Director Compensation

On September 22, 2020, in consideration of their past services, and continuing through September 22, 2021, pursuant to our 2020 Long-Term Incentive Plan (“2020 Plan”), we granted to each of Thomas K. Emmitt, Dr. Peter Whitton, Aristotle Popolizio, and Evripides (Roy) Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price per share of $5.10. These options will be exercisable for seven years. The option exercise price is $5.10 per share, the fair market value of our common stock as of the date of grant. Options for 60,000 shares vested and became exercisable immediately, with the remaining options vesting at the rate of 1/12 per month thereafter, so that all options will be fully vested and exercisable on the anniversary of the date of grant. We also reimburse our non-employee directors for out-of-pocket expenses incurred in connection with attending board and committee meetings and have entered into an indemnification agreement with each of them.

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

(1)Mr. Emmitt resigned as the President, Chief Executive Officer, and a member of the Board of the Company, as of September 16, 2021.  In the light of Mr. Emmitt’s long-standing service to the Company, we agreed to accelerate the vesting of the remaining 20,000 shares subject to his stock option.  Pursuant to the terms of the Stock Option Mr. Emmitt has 12 months from the date of his resignation to exercise his options.

(2)Mr. Popolizio serves as the Vice President and Secretary, and as a director.

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

(1)Each share of Series A Preferred Stock has voting rights equal to four times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding. Consequently, the four shares of Series A Preferred Stock have the equivalent of 1,204,731,924 votes and thus holder of the four shares of Series A Preferred Stock is able to unilaterally control the election of our board of directors and, ultimately, our direction.

(2)Under the rules of the Securities and Exchange Commission, the named person or group is deemed to be the beneficial owner of all shares over which they exercise sole or shared dispositive or voting control, which includes the four (4) shares of Series A Preferred Stock owned of record by Cell Science Holding Ltd.

(3)Cell Science is owned by Inter-M Traders FZ LLE (40%), Mentone Ltd (30%), and OZ Corporation (30%).  The sole director of Cell Science Holding Ltd.~~,~~ is Petros Charalambous. Each of the foregoing is deemed to beneficially own the four (4) shares of Preferred Stock owned of record by Cell Science.

(4)Inter-M Traders FZ LLE is managed by Demetri Michalakis, and therefore, Mr. Michalakis is deemed to beneficially own the shares owned by Inter-M Traders FZ LLE.

(5)Mentone Ltd. is owned by Peter Whitton, Geoffrey Dixon, and Karl Watkin, all at 3 Coplow Crescent, Syston, Leicester, England LE7 2JE. Each of the foregoing is deemed the beneficial owner of shares owned by Mentone, Ltd.

(6)Consists of 87,500,000 shares of common Stock owned beneficially and of record and four  shares of Series A Preferred Stock owned beneficially through Cell Science Holding Ltd.

(7)OZ Corporation is owned and controlled by John R. Munoz. Consists of 13,240,119 shares of common stock owned beneficially and of record, 3,168,000 shares owned of beneficially by John R Munoz, and four (4) shares of Series A Preferred Stock owned by Cell Science Holding Ltd., of which OZ Corporation is a 30% owner.

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

(2)Under the rules of the Securities and Exchange Commission, the named person or group is deemed to be the beneficial owner of all shares over which they exercise sole or shared dispositive or voting control.  Therefore, Peter Whitton as an owner of Mentone Ltd., which owns 30% of Cell Science, is deemed to be the beneficial owner of the four (4) shares of Series A Preferred Stock owned of record by Cell Science Holding Ltd.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 22, 2020, the Board of Directors adopted the Bakhu Holdings, Corp. 2020 Long-term Incentive Plan (the “2020 Plan”), under which 20,000,000 shares of common stock were reserved for issuance by to attract and retain employees and directors and to provide such persons with incentives and awards for superior performance and service.  The 2020 Plan is administered by our Board of Directors or a committee appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted, the option exercise price, and other material terms pursuant to the Plan.

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

(1)Represents 400,000 options with an exercise price of $5.10 and 200,000 options with an exercise price of $4.20 per share. As of July 31, 2021, 19,400,000 shares were available for issuance under the 2020 Plan.  Shares available under the 2020 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

(2)We have issued warrants outside our 2020 Long-Term Incentive Plan to consultants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

The following relationships are known by us to exist among parties with whom or which we have had or have transactions.

•We obtained the license rights to the intellectual property on which our business is based from Cell Science Holding Ltd., which is owned 40% by Inter-M Traders FZ, LLE., 30% by Mentone Ltd., and 30% by OZ Corporation.

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

•OZ Corporation is owned and controlled by John R. Munoz. OZ Corporation is the beneficial owner and owner of record of 12,485,119 shares of our common stock and John R. Munoz is the beneficial owner of 3,168,000 shares of our outstanding common stock. In addition, John R. Munoz is a 30% owner of Cell Science, which owns all four shares of our outstanding Series A Preferred Stock. As an owner of OZ Corporation and Cell Science, Mr. Munoz represents 81.17% of the voting power of the Corporation on all matters submitted to the stockholders for consideration. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Additionally, and as a result of its ownership in Cell Science, OZ Corporation has an indirect interest in the licensor, Cell Science.

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

•Thomas K. Emmitt, a former director and our former, president, Chief Executive Officer, and chief financial officer, also serves as in-house legal counsel to OZ Corporation.

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

•Sagi Rami Rozen, our director, is a partner of the law firm of Michalaki, Pitsillidou & Co LLC. Ioannis Michalaki, a partner of that firm, is the brother of Demetri Michalakis, who controls Inter-M Traders FZ LLE. Ioannis Michalaki is also the uncle to Aristotle Popolizio, the Vice President, Secretary, and a director of the Company.

Director Independence

The board has determined that Juan Carlos Garcia La Sienra Garcia has met the director independence requirements based upon the application of objective categorical standards adopted by the board.  In determining director independence, the board considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the board may determine from time to time.

Related Party Transactions

The following transactions to which we are a party, were entered into between related parties and are not, therefore, the result of arm’s length negotiations. We cannot assure that the terms and conditions of these transactions are as favorable to us as could have been obtained in arm’s length negotiations between qualified unrelated parties in similar circumstances.

Efficacy Demonstration Laboratory Agreement

As stated above, we and OZ Corporation are parties to that certain Efficacy Demonstration Laboratory Agreement which memorializes the understanding and agreement by and between us and OZ Corporation under which we engaged OZ Corporation to undertake the Efficacy Demonstration required under the Amended Restated License. Pursuant to the Efficacy Demonstration Laboratory Agreement, we agreed to repay all costs incurred by OZ Corporation in performing the Efficacy Demonstration in accordance with Efficacy Demonstration Laboratory Agreement. We consider this agreement to have been superseded by the Agreement, Assignment Waiver and Estoppel dated September 22, 2020, between us, OZ Corporation, and others. Therefore, the Efficacy Demonstration Laboratory Agreement is not being implemented.

OZ Corporation’s Loans and Advances to Us

OZ Corporation has loaned monies to us and has advanced to us or paid on our behalf certain expenses associated with our operations. Such loans or advances are evidenced by a Promissory Note dated August 1, 2019 (the “OZ Note”). As of July 31, 2021, the outstanding principal balance and accrued interest owing under the OZ note were $1,930,783 and $81,987, respectively. The principal amount of the promissory note will be increased by the amount of any additional advances of funds made by OZ Corporation to us, from time to time. The OZ Note was due December 31, 2020, but we did not have cash available to pay it. The promissory note provides that we may extend the due date by an addition 12 months by paying an extension fee of 1.00% of the outstanding principal loan balance, which may, at the OZ Corporation’s option, be advanced and added to the then outstanding principal balance. Effective as of December 31, 2020, OZ Corporation extended the maturity date of the OZ Note for until December 31, 2021, and we have further extended the due date of the note by an addition 12 months, until December 31, 2022, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may, at OZ Corporation’s option, be advanced and added to the then outstanding principal balance. The promissory note provides that OZ Corporation may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of our common stock at a conversion price equal to 80% of the average closing price of our common stock for the 90 trading days before the conversion date, rounded up to the nearest whole share.

Consulting Services

On March 9, 2020, we issued 11,061,816 restricted shares of common stock to OZ Corporation in consideration of consulting and advisory services provided to us, valued at $553,091.

Patent and Technology License

Original 2018 Agreement. As discussed above, our Integrated License Agreement is founded on a Patent and Technology License Agreement dated December 20, 2018, between Cell Science and us. That Patent and Technology License Agreement was amended and restated by an Amended and Restated Patent and Technology License Agreement (the “Amended Restated License”) dated December 31, 2019, which was in turn amended successively on September 22, 2020, February 8, 2021, and July 12, 2021. As consideration for this 2018 license, we issued 210,000,000 shares of our common stock to Cell Science, which then became our principal common stockholder. With the completion of the Efficacy Demonstration in July 2021 as discussed above, all 210,000,000 shares have been released and are no longer subject to reduction or forfeiture. Further, as additional consideration for the grant of the license, we agreed to make a one-time payment of $3.5 million, subject to certain adjustments and credits, payable pursuant to a promissory note to be issued to Cell Science, and payable one year from the date of issuance of the promissory note.

September 22, 2020, Amendment to the Amended Restated License. On September 22, 2020, we and Cell Science entered an Amendment to the Amended Restated License (the “2020 Amendment”).  Pursuant to the 2020 Amendment, the Amended Restated License was revised and amended as follows:

1.The “Revised Laboratory Testing Requirements for Section 4.2” (“Efficacy Demonstration”) was replaced with new criteria.

2.Section 4.1 of the Restated License was amended to provide that 190,000,000 of the 210,000,000 shares of common stock we previously delivered to Cell Science would remain subject to forfeiture, and 20,000,000 shares would be free from possible forfeiture and be released to Cell Science.

3.The 2020 Amendment clarified the criteria and procedure to be applied in the Efficacy Demonstration in determining the percentage of achievement against the standard results claimed by the inventor that would be used to calculate the number of available to be forfeited by Cell Science and returned to us,

4.The one-time cash payment of $3.5 million, less agreed credits, would be paid pursuant to a one-year promissory note.

5.Cell Science would execute, have acknowledged, and deliver to us a Patent and Technology License that we would hold in trust.  Upon our delivery of the one-time payment note we would record the Patent and Technology License.

6.Upon delivery of the one-time payment note, we would be deemed to have satisfied all representations, warranties, terms, covenants, and conditions required to have been performed, satisfied, or met by us so that any subsequent breach would not alter or affect in any way our rights to the license.  Notwithstanding the foregoing, if we are found to have breached any covenant under the agreement, Cell Science’s remedy would be limited to substitution as sublicensor under any sublicense granted by us, subject to generally prevailing equitable principles and applicable rights and limitation under U.S. Bankruptcy Law.

7.Any breach of or default by us relating to patent prosecution or expenses would not alter, affect, or result in the forfeiture of any of our rights and license.

February 2021 amendment. On February 8, 2021, we and Cell Science entered an Amendment to the Amended Restated License (the “February 2021 Amendment”).  Under the February 2021 amendment, the Amended and Restated License was further amended to reflect that 26,000,000 shares, rather than 20,000,000 shares provided under the 2020 Amendment, would be free from possible forfeiture under the License Agreement, pursuant to the terms and provisions of this Amendment.

July 2021 Amendment.  On July 12, 2021, we and Cell Science entered the Second Amendment to the Amended Restated License (the “July 2021 Amendment”).  Based on an evaluation of the technical laboratory testing results achieved by July 2021, and in the light of the desire to launch immediately an aggressive commercialization program directed at achieving recurring revenue, we agreed to a substantial revision to the technical specifications, protocols, and procedures to be followed to measure the commercial efficacy of the licensed technology, which accelerated the date on which the efficacy demonstration requirement of the technology was satisfied.

Under the July 2021 amendment, we and Cell Science adopted new Efficacy Demonstration technical specifications, protocols, and procedures that, in general, provided that:

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

Under these revised criteria, actual test results from the five bioreactors, confirmed by an independent laboratory, demonstrated that the following testing standards were fully satisfied:

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

As a result of this successful testing, all 184,000,000 shares subject to return to us were released to their owners, and we became obligated to issue Cell Science a one year promissory note in the principal amount of $3.5 million, reduced by specified offsets and credits Importantly, upon the issuance of this promissory note, we can record the Patent and Technology License to publicly notify potential commercial partners and others of our vested rights.

January 2022 Amendment to Integrated License. On January 31, 2022, subsequent to the period covered by this Annual Report, we and Cell Science entered into the Third Amendment to Integrated License Agreement (the “January 2022 Amendment”), in which it was agreed:

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

3.In conjunction therewith, in consideration of our obligation for repayment to OZ Corporation under the OZ Note, the OZ Corporation agree to execute and deliver a similar conveyance in order to vest full title in us, of the lease on the California laboratory including all related equipment, improvements, supplies, and related tangible and intangible assets.

4.The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by us would be owned by Cell Science and included in the licensed technology.

Agreement, Assignment, Waiver and Estoppel

On September 22, 2020, Peter Whitton, Mentone Ltd., Cell Science, and its stockholders, all of whom or which are affiliated parties that we considered to have or have had a possible interest in or claim against the intellectual property licensed to us, entered into an Agreement, Assignment, Waiver and Estoppel with us.  Pursuant to this agreement, the predecessors in interest in the intellectual property acknowledged and confirmed their previous successive assignments of their previous interests and waived any right of reversion or other claim to regain any right, title or interest in the intellectual property licensed to us. Additionally, the parties ratified and acknowledged that Cell Science is the sole owner of the intellectual property and confirmed the license by Cell Science, as licensor, to us, as licensee.

Office Cost Sharing Agreement

On September 22, 2020, we and OZ Corporation our controlling stockholder, entered into an Office Cost Sharing Agreement under which we agreed to share the office costs and expenses associated with the office space, equipment, telephone and internet service, utilities, answer services and support staff provided by OZ Corporation for a fixed amount of $34,000 per month. We use these facilities as our principal offices and for our accounting staff, and Bus Dev Centre, Inc. and its principal, Donald Clark, who provides advisory and consulting services in furtherance of, among other things, our anticipated commercialization efforts. During the year ended July 31, 2021, we accrued but did not paid any of the fees due to OZ Corporation under the Officer Sharing Agreement.

____________________

The foregoing transactions described in this Item 13 between us, on the one hand, and Cell Science and the other affiliated persons or entities set forth above, on the other hand, were not the result of arm’s length negotiations.

The foregoing summary of the terms of the various agreements described is not complete, does not contain all information may be of interest to the reader, and is qualified in its entirety by reference to the full text of each such agreement, which is included or incorporated by reference as an exhibit to this report.

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

BAKHU HOLDINGS, CORP.

Dated: March 14, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer and Principal Executive Officer

Dated: March 14, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2022	/s/ Evripides Drakos
By: Evripides Drakos, Director

Dated: March 14, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia, Director

Dated: March 14, 2022	/s/ Aristotle Popolizio
By: Aristotle Popolizio, Director

Dated: March 14, 2022	/s/ Peter Whitton
By: Peter Whitton, Director

Dated: March 14, 2022	/s/ Sagi Rozen
By: Sagi Rozen, Director

BAKHU HOLDINGS, CORP.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

February 7, 2022

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

	July 31, 2021	July 31, 2020
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$46,929	$19,754

Total Current Assets	46,929	19,754

TOTAL ASSETS	$46,929	$19,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$499,580	$50,404
Accrued interest	81,987	14,736
Notes payable - related parties	1,930,783	374,278

Total Current Liabilities	2,512,350	439,418

TOTAL LIABILITIES	2,512,350	439,418

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 300,697,980 and 300,114,000 shares issued and outstanding, respectively	300,698	300,114
Additional paid-in capital	19,848,569	15,004,900
Accumulated deficit	(22,614,688)	(15,724,678)

Total Stockholders' Equity (Deficit)	(2,465,421)	(419,664)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$46,929	$19,754

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

	For the Years Ended
	July 31,
	2021	2020

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	4,892,478	700,583
Professional fees	535,361	281,044
Selling, general and administrative	1,394,524	108,222

Total Operating Expenses	6,822,363	1,089,849

LOSS FROM OPERATIONS	(6,822,363)	(1,089,849)

OTHER INCOME (EXPENSES)

Interest expense	(67,647)	(16,817)

Total Other Income (Expenses)	(67,647)	(16,817)

LOSS BEFORE INCOME TAXES	(6,890,010)	(1,106,666)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(6,890,010)	$(1,106,666)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,256,860	293,290,374

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Period July 31, 2019 through July 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2019	4	-	288,938,184	288,938	14,177,986	(14,618,012)	(151,088)

Stock issued for consulting fees	-	-	11,061,816	11,062	542,029	-	553,091

Stock issued for cash	-	-	114,000	114	284,885	-	284,999

Net loss for the year ended July 31, 2020	-	-	-	-	-	(1,106,666)	(1,106,666)

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Stock issued for cash	-	-	88,334	88	264,912	-	265,000

Issuance of stock options	-	-	-	-	4,579,252	-	4,579,252

Stock issued for exercise of stock options	-	-	495,646	495	(495)	-	-

Net loss for the year ended July 31, 2021	-	-	-	-	-	(6,890,010)	(6,890,010)

Balance, July 31, 2021	4	$-	300,697,980	$300,698	$19,848,569	$(22,614,688)	$(2,465,421)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

	For the Years Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,890,010)	$(1,106,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	4,579,253	553,091
Changes in operating assets and liabilities:
Accounts payable	449,176	45,196
Accrued liabilities	67,251	14,736

Net Cash Used by Operating Activities	(1,794,330)	(493,643)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	265,000	284,999
Payments on notes payable - related parties	(163,713)	(18,316)
Proceeds from notes payable - related parties	1,720,218	245,081

Net Cash Provided by Financing Activities	1,821,505	511,764

INCREASE IN CASH AND CASH EQUIVALENTS	27,175	18,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,754	1,633

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,929	$19,754

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties to replace short term borrowings - related parties	$-	$147,513
Stock issued for the exercise of stock options	$495	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Bakhu Holdings, Corp. (formerly Planet Resources, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009, the Company began to look for other types of business to pursue that would benefit the stockholders. To pursue businesses outside the mining industry the name of the Company was changed with the approval of the directors and stockholders to Bakhu Holdings, Corp. on May 4, 2009.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, April 24, 2008 through July 31, 2021 the Company has accumulated losses of $22,614,688.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $22,614,688 as of July 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

On June 7, 2021, we entered a consulting agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provides consulting services. We granted the consultant one warrant to purchase 1,500,000 shares, vesting over two years, and another warrant to purchase 28,500,000 shares, vesting in increments based on specified technology commercialization accomplishments. The exercise price of these warrants is $3.00 per share, which was approximately equivalent to the market price of our common stock as of the date of grant. Warrant vesting is subject to the continued term of the consulting agreement on the vesting date. Vesting will accelerate upon certain specified events.

On September 11, 2021, subsequent to the period covered by this Annual Report, we amended our agreement with Fourth and G Holdings, in which it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000, comprised of one warrant to purchase 750,000 shares vesting over two years, and a second warrant to purchase 14,250,000 shares, vesting in increments based on specified technology commercialization accomplishments. Warrants to purchase 300,000 shares vested as of June 7, 2021.

The fair value of each warrant grant issued was estimated using the Black-Scholes option pricing model. Assumptions used to estimate the fair value of warrants granted include (1) stock price of $3.00 per share, (2) exercise price of $3.00 per share, (3) expected life of 6 years, (4) expected volatility of 107.42% and (5) risk free interest rate of 0.79%.

Based on the above assumptions, the Company recognized stock-based compensation of $4,579,252 which is included in Consulting fees on the Statement of Operations for the year ended July 31, 2021. As of July 31, 2021, there was $35,473,057 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of each option or warrant.

BAKHU HOLDINGS, CORP.

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 3 – PREFERRED AND COMMON STOCK (continued)

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

On March 9, 2020, the Company issued 11,061,816 restricted shares of common stock to OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and OZ Corporation.  The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. OZ Corporation is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision. The estimated fair value of the stock was $553,091 and has been expensed and included in “Consulting fees” in the year ended July 31, 2020.

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

The following table summarizes the stock option award activity under the 2020 Plan during the year ended July 31, 2021:

Number of options
Outstanding at July 31, 2020	-
Granted	1,400,000
Exercised	(800,000)
Forfeited	-
Outstanding at July 31, 2021	600,000

BAKHU HOLDINGS, CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 3 - PREFERRED AND COMMON STOCK (continued)

The following table summarizes the warrants activity during the year ended July 31, 2021:

Number of options
Outstanding at July 31, 2020	-
Granted	30,000,000
Exercised	-
Forfeited	-
Outstanding at July 31, 2021	30,000,000

The above table does not reflect the amended agreement with Fourth and G Holdings, LLC, effective September 11, 2021, where it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000.

See Stock-based Compensation under Note 2 for description of options and warrants granted.

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

NOTE 5 – NOTES PAYABLE - RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of Company’s controlling shareholder, OZ Corporation, to evidence monies loan to the Company from December 26, 2018, through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019. The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. The principal balance and accrued interest due on the note was $1,930,783 and $81,987, respectively as of July 31, 2021 the Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of July 31, 2021 and continues to have a negative book value.  Furthermore, the Company has not generated any revenue to date.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Under the April 2020 strategic alliance agreement and related sublicense between the Company’s subsidiary, CBD Biotech, Inc., and Integrity Cannabis Solutions, Inc. (“ICS”), the Company is obligated to issue to ICS that number of shares of common stock equal to 0.5% of the number of shares outstanding as of the date that the production

BAKHU HOLDINGS, CORP.

Notes to Financial Statement

July 31, 2021 and 2020

NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

facility of ICS is completed and commences production. Further, if the sublicense is terminated, CBD Biotech will be obligated to repay to ICS its initial $250,000 license fee and reimburse ICS for the cost of the laboratory operational equipment used in its production facility, which thereafter will be owned and managed jointly by ICS and CBD Biotech.

NOTE 7 - SUBSEQUENT EVENTS

The Company entered into the following transactions after the end of the fiscal year on July 31, 2021.

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

BAKHU HOLDINGS, CORP.

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

January 2022 Amendment to Integrated License

On January 31, 2022, subsequent to the period covered by this Annual Report, the Company and Cell Science Holding Ltd. (“Cell Science”) entered into the Third Amendment to Integrated License Agreement (the “January 2022 Amendment”), in which it was agreed that:

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

•In conjunction therewith, in consideration of our obligation for repayment to OZ Corporation under the OZ Note, the OZ Corporation agree to execute and deliver a similar conveyance in order to vest full title in us, of the lease on the California laboratory including all related equipment, improvements, supplies, and related tangible and intangible assets.

•The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by the Company would be owned by Cell Science and included in the licensed technology.