Form 10-Q/A
period 2021-10-31
Bakhu Holdings, Corp.
filed 2022-03-21
CIK 1440153

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
N/A

As of February 25, 2022, the Registrant had 301,182,981 shares of Common Stock outstanding.

EXPLANATORY NOTE

Bakhu Holdings, Corp. (the “Company”) is filing this Amendment on Form 10-Q/A for the quarter ended October 31, 2021, to (i) include the requisite accounting and footnotes to financial statements to account for certain Options and Warrants, which were inadvertently not previously accounted for.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amended Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

	October 31,	July 31,
	2021	2021
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,158,899	$46,929

Total Current Assets	1,158,899	46,929

TOTAL ASSETS	$1,158,899	$46,929

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$774,826	$499,580
Accrued interest	109,614	81,987
Notes payable - related parties	2,137,290	1,930,783

Total Current Liabilities	3,021,730	2,512,350

TOTAL LIABILITIES	3,021,730	2,512,350

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,182,981 and 300,697,980 shares issued and outstanding, respectively	301,183	300,698
Additional paid-in capital	25,747,493	19,848,569
Accumulated deficit	(27,911,507)	(22,614,688)

Total Stockholders' Equity (Deficit)	(1,862,831)	(2,465,421)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,158,899	$46,929

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	October 31,
	2021	2020

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees	4,638,441	934,104
Professional fees	248,654	97,575
Selling, general and administrative	382,096	22,585

Total Operating Expenses	5,269,192	1,054,264

LOSS FROM OPERATIONS	(5,269,192)	(1,054,264)

OTHER INCOME (EXPENSES)

Interest expense	(27,627)	(6,590)

Total Other Income (Expenses)	(27,627)	(6,590)

LOSS BEFORE INCOME TAXES	(5,296,819)	(1,060,854)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,296,819)	$(1,060,854)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	300,856,133	300,114,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,296,819)	$(1,060,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	4,443,406	875,379
Changes in operating assets and liabilities:
Accounts payable	275,246	4,989
Accrued liabilities	27,627	6,590

Net Cash Used by Operating Activities	(550,540)	(173,896)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	1,456,003	-
Proceeds from notes payable - related parties	206,507	155,000

Net Cash Provided by Financing Activities	1,662,510	155,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,111,970	(18,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,929	19,754

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,158,899	$858

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended October 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2021	4	-	300,697,980	300,698	19,848,569	(22,614,688)	(2,465,421)

Issuance of stock options	-	-	-	-	4,443,406	-	4,443,406

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended October 31, 2021	-	-	-	-	-	(5,296,819)	(5,296,819)

Balance, October 31, 2021	4	$-	301,182,981	$301,183	$25,747,493	$(27,911,507)	$(1,862,831)

	Three Months Ended October 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of stock options	-	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,060,854)	(1,060,854)

Balance, October 31, 2020	4	$-	300,114,000	$300,114	$15,880,279	$(16,785,532)	$(605,139)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS; BASIS OF PRESENTATION

Bakhu Holdings, Corp. (formerly Planet Resources, Corp.) (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on April 24, 2008. In May 2009, the Company began to look for other types of business to pursue that would benefit the stockholders. To pursue businesses outside the mining industry the name of the Company was changed with the approval of the directors and stockholders to Bakhu Holdings, Corp. on May 4, 2009.

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through October 31, 2021, the Company had accumulated losses of $27,911,507.

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

In the opinion of management, the Company’s financial statements reflect all adjustments that are of a normal recurring nature necessary for presentation of financial statements for interim periods in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. As used in this report, the term the “Company” means Bakhu Holdings, Corp. and its subsidiary, unless the context indicates otherwise.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,911,507 as of October 31, 2021 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

BAKHU HOLDINGS, CORP.

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

On July 28, 2021, we entered into consulting agreements with each of Damian Solomon and Sean Akhavan. We granted each consultant non-qualified seven-year options to purchase 100,000 shares of common stock at an exercise price of $4.20 per share, representing the closing price of the common stock, as reported on the OTC Markets, on July 28, 2021. Options to purchase 100,000 shares vested 90 days after July 28, 2021.  The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.  Assumptions used to estimate the fair value of options granted include (1) stock price of $4.20 per share, (2) exercise price of $4.20 per share, (3) expected life of 7 years, (4) expected volatility of 134.42% and (5) risk free interest rate of 0.79%.

BAKHU HOLDINGS, CORP.

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

On September 11, 2021, subsequent to the period covered by this quarterly report, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement, to reflect that the total warrants were reduced from 30,000,000 to 15,000,000, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.

The fair value of each warrant grant issued was estimated using the Black-Scholes option pricing model. Assumptions used to estimate the fair value of warrants granted include (1) stock price of $3.00 per share, (2) exercise price of $3.00 per share, (3) expected life of 6 years, (4) expected volatility of 107.42% and (5) risk free interest rate of 0.79%.

Based on the above assumptions, the Company recognized stock-based compensation of $4,443,406 which is included in Consulting fees on the Statement of Operations for the three months ended October 31, 2021.  As of October 31, 2021, there was $43,059,286 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period the options and warrants.

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

BAKHU HOLDINGS, CORP.

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

BAKHU HOLDINGS, CORP.

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

The following table summarizes the stock option award activity under the 2020 Plan during the three months ended October 31, 2021:

Number of options
Outstanding at July 31, 2021	600,000
Granted	5,000,000
Exercised	-
Forfeited	-
Outstanding at October 31, 2021	5,600,000

Warrants

On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement, to reflect that total warrants were reduced from 30,000,000 to 15,000,000, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.

The following table summarizes the stock warrants activity during the three months ended October 31, 2021:

Number of warrants
Outstanding at July 31, 2021	30,000,000
Granted	-
Exercised	-
Reduced per amended agreement	(15,000,000)
Outstanding at October 31, 2021	15,000,000

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

October 31, 2021

(Unaudited)

NOTE 5 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares f the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $2,137,290 and $109,614, respectively, as of October 31, 2021.

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

BAKHU HOLDINGS, CORP.

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

Consulting Fees. Consulting fees were $4,638,441 and $58,725 for the three months ended October 31, 2021, and 2020, respectively.  We recognized stock-based compensation of $4,443,406 for the three months ended October 31, 2021, attributable to the issuance of options and warrants. As of October 31, 2021, there was $43,059,286 of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options and warrants.

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

Net Loss. We had a net loss of $5,296,819 for the three months ended October 31, 2021, compared to $185,475 for the three months ended October 31, 2020. The increase in net loss was mainly due to the stock options and warrants issued during the period, increased laboratory expenses discussed above, and other related laboratory costs incurred during the three months ended October 31, 2021.

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

For the three months ended October 31, 2021, cash increased $1,111,970 from $46,929 at July 31, 2021, to $1,158,899 at October 31, 2021.

Net cash used in operating activities was $550,540 during the three months ended October 31, 2021, with a net loss of $5,296,819, stock-based compensation of $4,443,406, an increase in accounts payable of $275,246, and an increase in accrued liabilities of $27,627.

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

BAKHU HOLDINGS, CORP.

Dated: March 15, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer Principal Executive Officer

Dated: March 15, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer