Form 10-Q
period 2022-01-31
Bakhu Holdings, Corp.
filed 2022-03-21
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

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

N/A

As of March 17, 2022, the Registrant had 301,182,981 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

	January 31,	July 31,
	2022	2021
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$31,003	$46,929

Total Current Assets	31,003	46,929

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $-0-	765,161	-

TOTAL ASSETS	$796,164	$46,929

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$642,783	$499,580
Accrued interest	139,330	81,987
Notes payable - related parties	5,574,835	1,930,783

Total Current Liabilities	6,356,948	2,512,350

TOTAL LIABILITIES	6,356,948	2,512,350

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,182,981 and 300,697,980 shares issued and outstanding, respectively	301,183	300,698
Additional paid-in capital	27,967,787	18,114,299
Accumulated deficit	(33,829,754)	(20,880,418)

Total Stockholders' Equity (Deficit)	(5,560,784)	(2,465,421)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$796,164	$46,929

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	2,335,887	786,898	6,974,328	1,721,002
Professional fees	236,608	101,817	485,262	237,348
Selling, general and administrative	581,197	287,061	963,294	492,604

Total Operating Expenses	3,153,692	1,175,776	8,422,884	2,450,954

LOSS FROM OPERATIONS	(3,153,692)	(1,175,776)	(8,422,884)	(2,450,954)

OTHER INCOME (EXPENSES)

Impairment of intangible assets	(2,734,839)	-	(2,734,839)	-
Interest expense	(29,716)	(13,935)	(57,343)	(20,525)

Total Other Income (Expenses)	(2,764,555)	(13,935)	(2,792,182)	(20,525)

LOSS BEFORE INCOME TAXES	(5,918,247)	(1,189,711)	(11,215,066)	(2,471,479)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(5,918,247)	$(1,189,711)	$(11,215,066)	$(2,471,479)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.00)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	301,182,981	300,114,000	301,019,557	300,114,000

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,215,066)	$(2,471,479)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	6,663,700	1,531,914
Impairment of intangible assets	2,734,839	-
Changes in operating assets and liabilities:
Accounts payable	143,203	123,601
Accrued liabilities	57,343	20,378

Net Cash Used by Operating Activities	(1,615,981)	(795,586)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	1,456,003	-
Payments on notes payable - related parties	(105,046)	(2,000)
Proceeds from notes payable - related parties	249,098	784,019

Net Cash Provided by Financing Activities	1,600,055	782,019

DECREASE IN CASH AND CASH EQUIVALENTS	(15,926)	(13,567)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,929	19,754

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,003	$6,187

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable for fixed assets	$765,161	$-

The accompanying notes are an integral part of these financial statements.

.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended January 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 31, 2021	4	-	300,697,980	300,698	19,848,569	(22,614,688)	(2,465,421)

Issuance of stock options	-	-	-	-	4,443,406	-	4,443,406

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended October 31, 2021	-	-	-	-	-	(5,296,819)	(5,296,819)

Balance, October 31, 2021	4	-	300,182,981	300,183	25,747,493	(27,911,507)	(1,862,831)

Issuance of stock options	-	-	-	-	2,220,294	-	2,220,294

Net loss for the three months ended January 31, 2022	-	-	-	-	-	(5,918,247)	(5,918,247)

Balance, January 31, 2022	4	$-	301,182,981	$300,183	$27,967,787	$(33,829,754)	$(5,560,784)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

(Unaudited)

	Six Months Ended January 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of Stock options	-	-	-	875,379	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,281,768)	(1,281,768)

Balance, October 31, 2020	4	-	300,114,000	300,114	15,880,279	(17,006,446)	(826,053)

Issuance of stock options	-	-	-	-	656,535	-	656,535

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(1,189,711)	(1,189,711)

Balance, January 31, 2021	4	$-	300,114,000	$300,114	$16,536,814	$(18,196,157)	$(1,359,229)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through October 31, 2021, the Company had accumulated losses of $33,829,754.

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

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of January 31, 2022. When used herein, the “Company” includes this consolidated subsidiary.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $33,829,754 as of January 31, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

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

On June 7, 2021, we entered a consulting agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provides consulting services. We granted the consultant one warrant to purchase 1,500,000 shares, vesting over two years, and another warrant to purchase 28,500,000 shares, vesting in increments based on specified technology commercialization accomplishments. The exercise price of these warrants is $3.00 per share, which was approximately equivalent to the market price of our common stock as of the date of grant. Warrant vesting is subject to the continued term of the consulting agreement on the vesting date. Vesting will accelerate upon certain specified events. The fair value of each warrant grant was estimated using the Black-Scholes option pricing model.

On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement, to reflect that the total warrants were reduced from 30,000,000 to 15,000,000, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.

On July 27, 2021 the Company entered into Consulting Agreements with two consultants to assist the Science team and granted each Consultant a seven-year stock option to purchase 100,000 shares of Common Stock at an exercise price of $4.20 per share, which was approximately equal to the closing price for our common stock on the date of grant. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

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

On December 3, 2021, the Company appointed an additional director and granted him a seven-year stock option to purchase 300,000 shares of common stock at $3.00 per share, which was approximately equal to the closing price for our common stock on the date of grant. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

On December 6, 2021, the Company appointed a new Chief Financial and Accounting Officer and director of the Company at an annual base salary of $60,000 and granted him a seven-year stock option to purchase 300,000 shares of common stock at $3.40 per share, which was approximately equal to the closing price for our common stock on the date of grant. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $6,663,700 which is included in consulting fees on the Statement of Operations for the six months ended January 31, 2022.  As of January 31, 2022, there was $34,447,947 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options and warrants.

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – FIXED ASSETS

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company acquired all related equipment, improvements, supplies, and related tangible and intangible assets.  The Company determined that the lab equipment acquired had a cost basis of $765,161.  These costs are depreciated using the straight-line method over their estimated economic lives which is estimated to be 5 years.

Fixed Assets consisted of the following:

	January 31, 2022	July 31, 2021
Laboratory equipment and components – at cost	$765,161	$-
Accumulated depreciation	-	-
Fixed assets – net	$765,161	$-

As the Company acquired the laboratory equipment on January 31, 2022, no depreciation expense was recorded during the quarter ended January 31, 2022.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

(Unaudited)

NOTE 4 - PREFERRED AND COMMON STOCK

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

The following table summarizes the stock option award activity under the 2020 Plan during the six months ended January 31, 2022:

Number of options
Outstanding at July 31, 2021	600,000
Granted	7,400,000
Exercised	-
Forfeited	(4,281,915)
Outstanding at January 31, 2022	3,718,085

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

(Unaudited)

NOTE 4 - PREFERRED AND COMMON STOCK (continued)

The following table summarizes the warrants activity during the six months ended January 31, 2022:

Number of options
Outstanding at July 31, 2021	30,000,000
Granted	-
Exercised	-
Forfeited(1)	15,000,000
Outstanding at January 31, 2022	15,000,000

(1)On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended the June 2021 Consulting Agreement in which it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000. Warrants to purchase 300,000 shares were vested as of January 31, 2022.

See Stock-based Compensation under Note 2 for description of options and warrants granted.

NOTE 5 - INCOME TAXES

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

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. On December 31, 2021 the maturity date was extended until December 2021, and on December 31, 2021, OZ Corporation at the Company’s request extend the term of the Note for an additional 12 months, until December 31, 2022. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $2,074,835 and $139,330, respectively, as of January 31, 2022.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of January 31, 2022, and the Company has not generated any revenue to date.

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.  The principal balance and accrued interest due on the note were $3,500,000 and $-0-, respectively, as of January 31, 2022.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

January 31, 2022

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

As a result of successfully completing the efficacy demonstration of our licensed technology in July 2021, we became obligated to issue to Cell Science, the licensor, a one-year note for an agreed one-time payment of $3.5 million, less certain credits. The amount of the credits to the note were determined and on January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement, as subsequently amended. with Cell Science in which the Company agreed as follows:

•There would be no reduction or offset against the $3.5 million One-time Payment for costs paid by the Company or on its behalf. Therefore, the Company issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.

•In lieu of any offset or reduction against the One-Time Payment Note, Cell Science agreed to convey to the Company the lease on the California laboratory in which the efficacy demonstration was conducted, including all related equipment, improvements, supplies, and related tangible and intangible assets.

•Cell Science and OZ Corporation would execute and deliver to the Company a similar conveyance of all rights to the California laboratory.

•The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by the Company would be owned by Cell Science and included in the license.

NOTE 8 – IMPAIRMENT OF INTANGIBLE ASSETS

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company received all related equipment, improvements, supplies, and related tangible and intangible assets.  The Company determined that the lab equipment acquired had a cost basis of $765,161.  The remaining balance of $2,734,839 was assigned to intangible assets as the value of the patent and license technology.  Since the value of the intangible assets was difficult to ascertain, the Company expensed this amount as Impairment of intangible assets on the Statement of Operations for the three and six months ended January 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

Appointment of Deputy Chief Executive Officer

On February 11, 2022, the Company appointed a new Deputy Chief Executive Officer and granted him a seven-year stock option to purchase 2,000,000 shares of common stock at an exercise price per share of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.

Consulting Agreement

On February 11, 2022, the Company entered into a Consulting Agreement with an advisor to the board, and granted the consultant a seven-year stock option to purchase 3,500,000 shares of common stock at an exercise price per share of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.

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

During our fiscal quarter ended January 31, 2022, we undertook additional work to determine the limits of the technology, maximize production efficiency, and reduce production costs, which we believe will enhance our commercialization efforts. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical experience, regulatory relationships, and financial resources of experienced cannabinoid production firms.  We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need additional financing from external sources to begin these commercialization efforts.

During the last three fiscal years and the recently completed quarter, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses to position us to be able to commercially exploit the licensed technology. In July 2021, we completed efficacy testing of our licensed technology required to demonstrate its commercial viability. As we seek to implement our commercialization plan, we are seeking substantial amounts of required additional capital.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2022 and 2021.

Revenues. We generated no net revenues during the three and six months ended January 31, 2022 and 2021. We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $2,335,887 and $786,898 for the three months ended January 31, 2022, and 2021, respectively.  Consulting fees were $6,974,328 and $1,721,002 for the six months ended January 31, 2022, and 2021, respectively.  We recognized stock-based compensation of $2,220,294 and $6,663,700 for the three and six months ended January 31, 2022, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $236,608 and $101,817 for the three months ended January 31, 2022 and 2021, respectively. Professional fees were $485,262 and $237,348 for the six months ended January 31, 2022 and 2021, respectively. Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $581,197 and $287,061 for the three months ended January 31, 2022, and 2021, respectively.  Selling, general, and administrative expenses were $963,294 and $492,604 for the six months ended January 31, 2022, and 2021, respectively.  The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $2,764,555 and $13,935 for the three months ended January 31, 2021, and 2020, respectively. We had net other expenses of $2,792,182 and $20,525 for the six months ended January 31, 2021, and 2020, respectively. Other expenses incurred were comprised of impairment of intangible assets in the amount of $2,734,839.  See Note 8 in the Notes to Financial Statements for a description of the impairment.  Also included in other expenses were interest expenses related to our notes payable to related parties.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $5,918,247 for the three months ended October 31, 2021, compared to $1,189,711 for the three months ended October 31, 2020. We had a net loss of $11,215,066 for the six months ended January 31, 2022, compared to $2,471,479 for the six months ended January 31, 2021. The increase in net loss was mainly due to the stock options issued during the period, increased laboratory expenses discussed above, and other related laboratory costs incurred during the six months ended January 31, 2022.

Liquidity And Capital Resources

As of January 31, 2022

As of January 31, 2022, our primary source of liquidity consisted of $31,003 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the six months ended January 31, 2022, cash decreased $15,926 from $46,929 at July 31, 2021, to $31,003 at January 31, 2022.

Net cash used in operating activities was $1,615,981 during the six months ended January 31, 2022, with a net loss of $11,215,066, stock-based compensation of $6,663,700, impairment of intangible assets of $2,734,839, an increase in accounts payable of $143,203, and an increase in accrued liabilities of $57,343.

During the six months ended January 31, 2022, we had no net cash flows from investing activities.

During the six months ended January 31, 2022, financing activities provided $1,600,055 in net cash which consisted of proceeds from notes payable – related parties in the amount of $249,098, payments on notes payable – related parties of $105,046 and proceeds from the sale of common stock of $1,456,003.

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

To fund the above requirements, we are currently seeking between $12.0 and $15.0 million through the sale of common stock or convertible debt. We have received $1,420,000 from the sale of common stock following July 31, 2021. We have no commitments or agreements to complete the offering. In addition, we may receive advance payments from joint venture partners, parties to strategic relationships, or sublicensees.

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

Risks Related to Ukrainian Crises

Russia’s recent military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to world-wide economic reversals. In these circumstances, our efforts to commercialize our technology may be delayed or otherwise negatively impacted.

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

The duration and magnitude of the impacts from the COVID-19 pandemic impacts on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable adverse economic effects on our business and on the worldwide economy are proving to be ongoing and broad. There are high probabilities of reoccurring widespread or localized virus outbreaks that may continue for many months, likely resulting in further government-ordered vaccination mandates, lockdowns, stay-home or shelter-in-place orders, social distancing; restrictions on travel; and other extensive measures. Government-approved vaccines have not been accepted by many people and are not widely available in all countries.  A full array of effective treatments for those infected by the virus have not been developed, may not be widely available, and may not be widely accepted. We cannot predict the effect of these circumstances on us and our vendors, suppliers, and potential commercial partners; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even as the COVID-19 pandemic subsides, we may continue to experience an adverse effect on our business because of its global economic impact, labor shortages, and supply chain disruptions, as well as the prospect of inflation or a recession. These circumstances will likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and potential commercial partners. As a result, we will need to continue to adjust, our business and expenditures to correlate our activities with business exigencies, including restrictions on executive and employee travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

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

January 22, 2022 Amendment to Integrated License Agreement

On January 31, 2022, we and Cell Science entered the Third Amendment to Integrated License Agreement in which we agreed:

•There would be no reduction or offset against the $3.5 million One-time Payment for costs paid by us or on our behalf. Therefore, we issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.

•In lieu of any offset or reduction against the One-Time Payment Note, Cell Science agreed to convey to us the lease on the California laboratory in which the efficacy demonstration was conducted, including all related equipment, improvements, supplies, and related tangible and intangible assets.

•Cell Science and OZ Corporation would execute and deliver a similar conveyance of all rights to the California laboratory.

•The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by us would be owned by Cell Science and included in the license.

The foregoing summary descriptions of the terms of the Third Amendment is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of the Third Amendment, attached hereto as Exhibit 10.01 to the Current Report on Form 8-K that we filed on February 3, 2022.

Subsequent Events

Appointment of Dr. Michael R. Hawthorne as the Deputy Chief Executive Officer

On February 11, 2022, subsequent to the period covered by the quarterly report, we appointed Dr. Michael R. Hawthorne as the Deputy Chief Executive Officer of the Company and concurrently therewith entered into an employment agreement with Dr. Hawthorne.

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

Consulting Agreement

On February 11, 2022, subsequent to the period covered by the quarterly report, we entered into a Consulting Agreement with Badger Real Estate Advisors, LLC (the “Consultant”), which is owned and controlled by Mitch Kahn.  Mr. Kahn, a seasoned executive and entrepreneur, through his entity, will advise the Company on various projects and undertakings, in furtherance of the Company’s long-term objectives, growth and optimizing the value of the Company.

Pursuant to the Consulting Agreement, in consideration for certain services rendered by the Consultant, we granted the Consultant a non-qualified stock option to purchase three million five (3,500,000) shares of the Company’s common stock with an exercise price of $3.00 per share, (i.e., equal to the closing price of the Common Stock of the Company as reported by the OTC Markets Pink Sheets, as of the date immediately preceding the Effective Date. The Option shall be comprised of 2,500,000 Base Options and 1,000,000 Bonus Options which vest as provided in the Consulting Agreement. Concurrently with the Consulting Agreement, the Company and Consultant entered into a Confidentiality and Proprietary Rights Agreement and Mutual Agreement to Arbitrate Claims.

The foregoing summary description of the terms of the Consulting Agreement is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text of such Consulting Agreement, attached hereto as Exhibit 10.02 to the Current Report on Form 8-K that we filed on February 17, 2022.

ITEM 6.EXHIBITS

1. Financial Statements.

•The unaudited Consolidated Balance Sheet as of January 31, 2022 and the audited balance sheet as of July 31, 2021;

•the unaudited Consolidated Statements of Operations for the three and nine-month periods ended January 31, 2022 and 2021;

•the unaudited Consolidated Statements of Cash Flows for the nine-month periods ended January 31, 2022 and 2021; and

•the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the nine-month periods ended January 31, 2022 and 2021, together with

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

BAKHU HOLDINGS, CORP.

Dated: March 21, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer Principal Executive Officer

Dated: March 21, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer