Form 10-Q
period 2022-04-30
Bakhu Holdings, Corp.
filed 2022-06-22
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2022

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
N/A

As of June 17, 2022, the Registrant had 301,249,649 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

	April 30,	July 31,
	2022	2021
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,696	$46,929

Total Current Assets	15,696	46,929

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $38,258 and $-0-, respectively	726,903	-

TOTAL ASSETS	$742,599	$46,929

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$801,945	$499,580
Accrued interest	175,640	81,987
Notes payable - related parties	6,188,355	1,930,783

Total Current Liabilities	7,165,940	2,512,350

TOTAL LIABILITIES	7,165,940	2,512,350

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,182,981 and 300,697,980 shares issued and outstanding, respectively	301,183	300,698
Additional paid-in capital	31,450,691	18,114,299
Accumulated deficit	(38,175,215)	(20,880,418)

Total Stockholders' Equity (Deficit)	(6,423,341)	(2,465,421)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$742,599	$46,929

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees	3,599,920	815,854	10,574,248	2,536,856
Professional fees	246,392	201,695	731,654	439,043
Selling, general and administrative	462,839	476,715	1,426,133	969,319

Total Operating Expenses	4,309,151	1,494,264	12,732,035	3,945,218

LOSS FROM OPERATIONS	(4,309,151)	(1,494,264)	(12,732,035)	(3,945,218)

OTHER INCOME (EXPENSES)

Impairment of intangible assets	-	-	(2,734,839)	-
Interest expense	(36,310)	(20,952)	(93,653)	(41,477)

Total Other Income (Expenses)	(36,310)	(20,952)	(2,828,492)	(41,477)

LOSS BEFORE INCOME TAXES	(4,345,461)	(1,515,216)	(15,560,527)	(3,986,695)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,345,461)	$(1,515,216)	$(15,560,527)	$(3,986,695)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	301,182,981	300,141,445	301,072,834	300,122,947

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine Months Ended April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(15,560,527)	$(3,986,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	10,146,604	2,188,448
Impairment of intangible assets	2,734,839	-
Depreciation	38,258	-
Changes in operating assets and liabilities:
Accounts payable	302,365	348,376
Accrued liabilities	93,653	41,081

Net Cash Used by Operating Activities	(2,244,808)	(1,408,790)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	1,456,003	-
Payments on notes payable - related parties	(105,046)	(2,000)
Proceeds from notes payable - related parties	862,618	1,392,415

Net Cash Provided by Financing Activities	2,213,575	1,390,415

DECREASE IN CASH AND CASH EQUIVALENTS	(31,233)	(18,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,929	19,754

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,696	$1,379

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable for fixed assets	$765,161	$-
Stock issued for the exercise of stock options	$-	$496

The accompanying notes are an integral part of these financial statements.

.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended April 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 31, 2021	4	-	300,697,980	300,698	19,848,569	(22,614,688)	(2,465,421)

Issuance of stock options	-	-	-	-	4,443,406	-	4,443,406

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended October 31, 2021	-	-	-	-	-	(5,296,819)	(5,296,819)

Balance, October 31, 2021	4	-	301,182,981	301,183	25,747,493	(27,911,507)	(1,862,831)

Issuance of stock options	-	-	-	-	2,220,294	-	2,220,294

Net loss for the three months ended January 31, 2022	-	-	-	-	-	(5,918,247)	(5,918,247)

Balance, January 31, 2022	4	-	301,182,981	301,183	27,967,787	(33,829,754)	(5,560,784)

Issuance of stock options	-	-	-	-	3,482,904	-	3,512,904

Net loss for the three months ended April 30, 2022	-	-	-	-	-	(4,345,461)	(4,345,461)

Balance, April 30, 2022	4	$-	301,182,981	$301,183	$31,450,691	$(38,175,215)	$(6,423,341)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

(Unaudited)

	Nine Months Ended April 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2020	4	-	300,114,000	300,114	15,004,900	(15,724,678)	(419,664)

Issuance of Stock options	-	-	-	875,379	-	-	875,379

Net loss for the three months ended October 31, 2020	-	-	-	-	-	(1,281,768)	(1,281,768)

Balance, October 31, 2020	4	-	300,114,000	300,114	15,880,279	(17,006,446)	(826,053)

Issuance of stock options	-	-	-	-	656,534	-	656,535

Net loss for the three months ended January 31, 2021	-	-	-	-	-	(1,189,711)	(1,189,711)

Balance, January 31, 2021	4	-	300,114,000	300,114	16,536,813	(18,196,157)	(1,359,230)

Issuance of stock options	-	-	-	-	656,535	-	656,535

Stock issued for exercise of
Stock options	-	-	495,646	496	(496)	-	-

Net loss for the three months ended April 30, 2021	-	-	-	-	-	(1,515,216)	(1,515,216)

Balance, April 30, 2021	4	$-	300,609,646	$300,610	$17,192,852	$(19,711,373)	$(2,217,911)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through April 30, 2022, the Company had accumulated losses of $38,175,215.

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

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of April 30, 2022. When used herein, the “Company” includes this consolidated subsidiary.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $38,175,215 as of April 30, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

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

On June 7, 2021, we entered a consulting agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provides consulting services. We granted the consultant one warrant to purchase 1,500,000 shares, vesting over two years, and another warrant to purchase 28,500,000 shares, vesting in increments based on specified technology commercialization accomplishments. The exercise price of these warrants is $3.00 per share, which was approximately equivalent to the market price of our common stock as of the date of grant. Warrant vesting is subject to the continued term of the consulting agreement on the vesting date. Vesting will accelerate upon certain specified events. The fair value of each warrant grant was estimated using the Black-Scholes option pricing model.  The consulting agreement further provides that the Company shall pay the Consultant a Transaction Bonus of 5,000,000 shares of Common Stock if the Company closes a transaction with a transaction value of less than $1.25 Billion.

On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement, to reflect that the total warrants were reduced from 30,000,000 to 15,000,000, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On February 11, 2022, the Company appointed a new Deputy Chief Executive Officer and granted him a seven-year stock option to purchase 2,000,000 shares of common stock at an exercise price of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.  The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

On February 11, 2022, the Company entered into a Consulting Agreement with an advisor to the board and granted him a seven-year stock option to purchase 3,500,000 shares of common stock at an exercise price of $3.00 per share which was approximately equal to the closing price for our common stock on the date of grant.  The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 18, 2022, in consideration of the services of our Chief Executive Officer and our Vice President and Secretary of the Company, we granted them each a seven-year stock option to purchase 1,300,000 shares of common stock at $3.30 per share which was approximately equal to the closing price for our common stock on the date of grant. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $10,146,604 which is included in consulting fees on the Statement of Operations for the nine months ended April 30, 2022.  As of April 30, 2022, there was $46,207,181 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options and warrants.

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

(Unaudited)

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

Fixed Assets consisted of the following:

	April 30, 2022	July 31, 2021
Laboratory equipment and components – at cost	$ 765,161	$ -
Accumulated depreciation	(38,258)	-
Fixed assets – net	$ 726,903	$ -

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

(Unaudited)

NOTE 4 - PREFERRED AND COMMON STOCK (continued)

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

The following table summarizes the stock option award activity under the 2020 Plan during the nine months ended April 30, 2022:

Number of options
Outstanding at July 31, 2021	600,000
Granted	15,500,000
Exercised	-
Forfeited	(4,281,915)
Outstanding at April 30, 2022	11,818,085

The following table summarizes the warrants activity during the nine months ended April 30, 2022:

Number of options
Outstanding at July 31, 2021	30,000,000
Granted	-
Exercised	-
Forfeited(1)	15,000,000
Outstanding at April 30, 2022	15,000,000

(1)On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended the June 2021 Consulting Agreement in which it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000. Warrants to purchase 450,000 shares were vested as of April 30, 2022.

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

April 30, 2022

(Unaudited)

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loan to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum shall be due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. On December 31, 2021 the maturity date was extended until December 2021, and on December 31, 2021, OZ Corporation at the Company’s request extend the term of the Note for an additional 12 months, until December 31, 2022. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $2,688,355 and $171,885, respectively, as of April 30, 2022.

The Company did not assign any value to the conversion feature of the Note because the 80% of the common stock of the Company had a negative book value of as of April 30, 2022, and the Company has not generated any revenue to date.

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.  The principal balance and accrued interest due on the note were $3,500,000 and $3,755, respectively, as of April 30, 2022.

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

April 30, 2022

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

• In lieu of any offset or reduction against the One-Time Payment Note, Cell Science agreed to convey to the Company the lease on the California laboratory in which the efficacy demonstration was conducted, including all related equipment, improvements, supplies, and related tangible and intangible assets.

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

NOTE 9 – SUBSEQUENT EVENTS

On June 10, 2022 and June 15, 2022, the Company issued 33,334 restricted shares of Common Stock, (i.e., an aggregate of 66,668 shares), to two accredited investors for cash at $1.50 per share for aggregate consideration of $100,000.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2022 and 2021.

Revenues. We generated no net revenues during the three and nine months ended April 30, 2022 and 2021. We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $3,599,920 and $815,854 for the three months ended April 30, 2022, and 2021, respectively.  Consulting fees were $10,574,248 and $2,536,856 for the nine months ended April 30, 2022, and 2021, respectively.  We recognized stock-based compensation of $3,483,903 and $10,146,604 for the three and nine months ended April 30, 2022, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $246,392 and $201,695 for the three months ended April 30, 2022 and 2021, respectively.   Professional  fees  were  $731,654  and  $439,043 for the nine months ended April 30,

2022 and 2021, respectively. Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $462,839 and $476,715 for the three months ended April 30, 2022, and 2021, respectively.  Selling, general, and administrative expenses were $1,426,133 and $969,319 for the nine months ended April 30, 2022, and 2021, respectively.  The increase in SG&A expenses is a result of an increase in our operations and increased laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $36,310 and $20,952 for the three months ended April 30, 2022, and 2021, respectively. We had net other expenses of $2,828,492 and $41,477 for the nine months ended April 30, 2022, and 2021, respectively. Included in other expenses for the nine months ended April 30, 2022 was the impairment of intangible assets in the amount of $2,734,839.  See Note 8 in the Notes to Financial Statements for a description of the impairment.  Also included in other expenses were interest expenses related to our notes payable to related parties in the amount of $93,653 for the nine months ended April 30, 2022.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $4,345,461 for the three months ended April 30, 2022, compared to $1,515,216 for the three months ended April 30, 2021. We had a net loss of $15,560,527 for the nine months ended April 30, 2022, compared to $3,986,695 for the nine months ended April 30, 2021. The increase in net loss was mainly due to the stock options issued during the period, increased laboratory expenses discussed above, and other related laboratory costs incurred during the nine months ended April 30, 2022.

Liquidity And Capital Resources

As of April 30, 2022

As of April 30, 2022, our primary source of liquidity consisted of $15,696 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the nine months ended April 30, 2022, cash decreased $31,233 from $46,929 at July 31, 2021, to $15,696 at April 30, 2022.

Net cash used in operating activities was $2,244,808 during the nine months ended April 30, 2022, with a net loss of $15,560,527, stock-based compensation of $10,146,604, impairment of intangible assets of $2,734,839, depreciation expense of $38,258, an increase in accounts payable of $302,365, and an increase in accrued liabilities of $93,653.

During the nine months ended April 30, 2022, we had no net cash flows from investing activities.

During the nine months ended April 30, 2022, financing activities provided $2,213,575 in net cash which consisted of proceeds from notes payable – related parties in the amount of $862,618, payments on notes payable – related parties of $105,046 and proceeds from the sale of common stock of $1,456,003.

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

To fund the above requirements, we are currently seeking between $12.0 and $15.0 million through the sale of common stock or convertible debt. We have received $1,506,000 from the sale of common stock following July 31, 2021. We have no commitments or agreements to complete the offering. In addition, we may receive advance payments from joint venture partners, parties to strategic relationships, or sublicensees.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

•lack of appropriate segregation of duties

•lack of control procedures that include multiple levels of supervision and review

•lack of full-time executive personnel to oversee financial reporting and controls

To mitigate these issues, we have an external accountant review all transactions and accounting records and make the appropriate adjustments to the financial statements prior to the review by our external auditor.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Executive Officer Options

On April 18, 2022, we granted to each of Evripides (Roy) Drakos our Chief Executive Officer and Aristotle Popolizio our Vice President and Secretary of the Company, a non-qualified stock option under our 2020 Plan, to purchase 1,300,000 shares of common stock at an exercise price per share of $3.30 per share representing the closing price of the Common Stock as reported by the OTC Markets Pink Sheet Tier on the Grant Date. The options are exercisable for seven (7) years. Subject to the Plan, the options shall vest at the rate of 1/12 (i.e., 108,333 shares) per month on the last day of each month following the Grant Date, with all unvested options vesting on the first anniversary date of the Grant Date.

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

Consulting Agreement

On February 11, 2022, we entered into a Consulting Agreement with Badger Real Estate Advisors, LLC (the “Consultant”), which is owned and controlled by Mitch Kahn.  Mr. Kahn, a seasoned executive and entrepreneur, through his entity, will advise the Company on various projects and undertakings, in furtherance of the Company’s long-term objectives, growth and optimizing the value of the Company.

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

Subsequent Events

On June 10, 2022 and June 15, 2022, we issued 33,334 restricted shares of common stock, (i.e., an aggregate of 66,668 shares), to two accredited investors for cash at $1.50 per share for aggregate consideration of $100,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

ITEM 6.EXHIBITS

1. Financial Statements.

•The unaudited Consolidated Balance Sheet as of April 30, 2022 and the audited balance sheet as of July 31, 2021;

•the unaudited Consolidated Statements of Operations for the three and nine-month periods ended April 30, 2022 and 2021;

•the unaudited Consolidated Statements of Cash Flows for the nine-month periods ended April 30, 2022 and 2021; and

•the unaudited Consolidated Statement of Stockholders’ Equity (Deficit) for the nine-month periods ended April 30, 2022 and 2021, together with

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

BAKHU HOLDINGS, CORP.

Dated: June 17, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer Principal Executive Officer

Dated: June 17, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer