Form 10-Q
period 2022-10-31
Bakhu Holdings, Corp.
filed 2022-12-20
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2022

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
N/A

As of December 16, 2022, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

	October 31,	July 31,
	2022	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$20,113	$12,451

Total Current Assets	20,113	12,451

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $100,254 and $76,516, respectively	568,104	688,644

Total Other Assets	568,104	688,644

TOTAL ASSETS	$588,217	$701,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,589,326	$1,265,968
Accrued interest	265,582	218,919
Notes payable - related parties	6,592,515	6,373,731

Total Current Liabilities	8,447,423	7,858,618

TOTAL LIABILITIES	8,447,423	7,858,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,282,983 and 301,282,983 shares issued and outstanding, respectively	301,283	301,283
Additional paid-in capital	40,503,705	36,070,822
Accumulated deficit	(48,664,194)	(43,529,628)

Total Stockholders' Equity (Deficit)	(7,859,206)	(7,157,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$588,217	$701,095

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2022	2021

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $4,432,883 and $4,443,406, respectively)	4,528,000	4,638,441
Professional fees	170,223	248,655
Depreciation of fixed assets	33,418	-
Other operating expenses	290,514	382,096

Total Operating Expenses	5,022,155	5,269,192

LOSS FROM OPERATIONS	(5,022,155)	(5,269,192)

OTHER INCOME (EXPENSES)

Loss on sale of equipment	(65,748)	-
Interest expense	(46,663)	(27,627)

Total Other Income (Expenses)	(112,411)	(27,627)

LOSS BEFORE INCOME TAXES	(5,134,566)	(5,296,819)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,134,566)	$(5,296,819)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	301,282,983	300,856,133

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,134,566)	$(5,296,819)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	4,432,883	4,443,406
Loss on sale of equipment	65,748	-
Depreciation	33,418	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	334,607	275,246
Accrued interest	46,663	27,627

Net Cash Used by Operating Activities	(221,247)	(550,540)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	10,125	-

Net Cash Provided by Investing Activities	10,125	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	1,456,003
Payments on notes payable - related parties	(2,883)	-
Proceeds from notes payable - related parties	221,667	206,507

Net Cash Provided by Financing Activities	218,784	1,662,510

INCREASE IN CASH AND CASH EQUIVALENTS	7,662	1,111,970

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,451	46,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,113	$1,158,899

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended October 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022	4	$-	301,282,983	$301,283	$36,070,822	$(43,529,628)	$(7,157,523)

Issuance of stock options	-	-	-	-	4,432,883	-	4,432,883

Net loss for the three months ended October 31, 2022	-	-	-	-	-	(5,134,566)	(5,134,566)

Balance, October 31, 2022	4	$-	301,282,983	$301,283	$40,503,705	$(48,664,194)	$(7,859,206)

	Three Months Ended October 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2021	4	$-	300,697,980	$300,698	$19,848,569	$(22,614,688)	$(2,465,421)

Issuance of stock options	-	-	-	-	4,443,406	-	4,443,406

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended October 31, 2021	-	-	-	-	-	(5,296,819)	(5,296,819)

Balance, October 31, 2021	4	$-	301,182,981	$301,183	$25,747,493	$(27,911,507)	$(1,862,831)

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2022

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through October 31, 2022, the Company had accumulated losses of $48,664,194.

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

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of October 31, 2022. When used herein, the “Company” includes this consolidated subsidiary.

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

The Company condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which the Company prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended July 31, 2022.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $48,664,194 as of October 31, 2022 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2022

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

Stock-based Compensation

At October 31, 2022, the Company had one stock-based compensation plan, the 2020 Long-Term Incentive Plan (“2020 Plan”), which is more fully described in Note 4.

On September 22, 2020, the Company granted to each of its directors, Thomas K. Emmitt, Peter Whitton, Aristotle Popolizio and Evripides Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price of $5.10 per share, representing the current price at which the Company was offering and selling its restricted shares for cash in its capital raising efforts. Such Options shall be exercisable for a period of seven years.  Twenty percent (20%) (i.e. 60,000) of the options shall vest and be exercisable immediately with the remaining 240,000 options vesting at the rate of 1/12 (i.e. 20,000 shares) per month so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

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

October 31, 2022

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

October 31, 2022

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $4,432,882 which is included in consulting fees on the Statement of Operations for the three months ended October 31, 2022.  As of October 31, 2022, there was $37,743,364 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options and warrants.

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

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fixed Assets consisted of the following:

	October 31, 2022	July 31, 2022
Laboratory equipment and components – at cost	$ 668,358	$ 765,160
Accumulated depreciation	(100,254)	(76,516)
Fixed assets – net	$ 568,104	$ 688,644

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

On April 8, 2018, the Company authorized 4 shares of Series A Preferred Stock.  Shares of Series A Preferred Stock are not convertible into common stock of the Company nor any other class of common or preferred shares of the Company.  Each individual share of Series A Preferred Stock has voting rights equal to (Four (4) times the sum of all shares of common stock issued and outstanding at time of voting plus the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting) divided by (the number of shares of Series A Preferred Stock issued and outstanding at the time of voting).

On March 9, 2020, the Company issued 11,061,816 restricted shares of Common Stock to The OZ Corporation, in consideration of ongoing consulting and advisory services provided to the Company, on terms as previously agreed to the Company and The OZ Corporation.  The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The OZ Corporation was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2022

(Unaudited)

NOTE 4 - PREFERRED AND COMMON STOCK (continued)

necessary to make an informed investment decision. The estimated fair value of the stock was $553,091 and was expensed and included in “Consulting fees” in the year ended July 31, 2020.

On July 24, 2020, the Company issued a total of 88,334 restricted shares of common stock to five accredited investors, for cash at a price of $3.00 per share for aggregate consideration of $265,000.

In October 2021, the Company issued a total of 485,001 restricted shares of Common Stock to eight accredited investors for cash at $3.00 per share for aggregate consideration of $1,456,003.

In June and July 2022, the Company issued a total of 100,002 restricted shares of Common Stock to three accredited investors for cash at $1.50 per share for aggregate consideration of $150,001.

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

The following table summarizes the stock option award activity under the 2020 Plan during the three months ended October 31, 2022:

Number of options
Outstanding at July 31, 2022	12,418,085
Granted	-
Exercised	-
Expired	(100,000)
Outstanding at October 31, 2022	12,318,085

The following table summarizes the warrants activity during the three months ended October 31, 2022:

Number of options
Outstanding at July 31, 2022	15,000,000
Granted	-
Exercised	-
Expired	-
Outstanding at October 31, 2022	15,000,000

The above table reflects the amended agreement with Fourth and G Holdings, LLC, effective September 11, 2021, where it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000.

See Stock-based Compensation under Note 2 for description of options and warrants granted.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2022

(Unaudited)

NOTE 5 - INCOME TAXES

As of October 31, 2022, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. On December 31, 2021 the maturity date was extended until December 2021, and on December 31, 2021, OZ Corporation at the Company’s request extended the term of the Note for an additional 12 months, until December 31, 2022. The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $2,942,515 and $250,324, respectively, as of October 31, 2022.

The Company did not assign any value to the conversion feature of the Note because 80% of the common stock of the Company had a negative book value as of October 31, 2022, and the Company has not generated any revenue to date.

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.  The principal balance and accrued interest due on the note were $3,500,000 and $11,518, respectively, as of October 31, 2022.

On June 23, 2022, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $3,740, respectively, as of October 31, 2022.

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation, controlling stockholder of the Company.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the three months ended October 31, 2022 and 2021, the space sharing fees were $102,000 and $102,000, respectively.  As of October 31, 2022, accounts payable and accrued liabilities included $695,000 due to The OZ Corporation.

BAKHU HOLDINGS, CORP.

Notes to Financial Statements

October 31, 2022

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Patent and Technology license agreements

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

•Cell Science and The OZ Corporation would execute and deliver to the Company a similar conveyance of all rights to the California laboratory.

•The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by the Company would be owned by Cell Science and included in the license.

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provides for a monthly space sharing fee of $10,000 and has a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provides for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through lessee’s operations.  For the three months ended October 31, 2022, the space sharing fees were $30,000 and the cannabis activities fees were $34,920.

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

NOTE 9 – SUBSEQUENT EVENTS

On November 29, 2022, we issued a total of 20,000 restricted shares of common stock to two accredited investors for cash at $1.50 per share for aggregate consideration of $30,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

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

Business Overview

Since December 2018, we have focused on testing and commercializing cannabis plant cell-extraction and replication technologies under a technology license granted by Cell Science. This licensed technology uses plant cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations in a commercially-sized bioreactor laboratory to produce, manufacture, and sell plant-based cannabis products —sometimes referred in the industry as cannabinoids—exclusively in North and Central America and the Caribbean for medical, food additive, and recreational uses.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2022 and 2021.

Revenues. We generated no net revenues during the three months ended October 31, 2022 and 2021. We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $4,528,000 and $4,638,441 for the three months ended October 31, 2022, and 2021, respectively.  We recognized stock-based compensation of $4,432,883 and $4,443,406 for the three months ended October 31, 2022 and 2021, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $170,223 and $248,655 for the three months ended October 31, 2022 and 2021, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Selling, general, and administrative expenses were $290,514 and $382,096 for the three months ended October 31, 2022, and 2021, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $112,411 and $27,627 for the three months ended October 31, 2022, and 2021, respectively.  Included in other expenses for the nine months ended October 31, 2022 was the loss on sale of equipment in the amount of $65,748.  Also included in other expenses were interest expenses related to our notes payable to related parties in the amount of $46,663 and $27,627 for the three months ended October 31, 2022 and 2021, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $5,134,566 for the three months ended October 31, 2022, compared to $5,296,819 for the three months ended October 31, 2021.  We did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity And Capital Resources

As of October 31, 2022

As of October 31, 2022, our primary source of liquidity consisted of $20,113 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the three months ended October 31, 2022, cash increased $7,662 from $12,451 at July 31, 2022, to $20,113 at October 31, 2022.

Net cash used in operating activities was $221,247 during the three months ended October 31, 2022, with a net loss of $5,134,566, stock-based compensation of $4,432,883, loss on sale of equipment of $65,748, depreciation expense of $33,418, an increase in accounts payable of $334,607, and an increase in accrued liabilities of $46,663.

Net cash provided by investing activities was $10,125 during the three months ended October 31, 2022 which consisted of the proceeds from the sale of equipment.

During the three months ended October 31, 2022, financing activities provided $218,784 in net cash which consisted of proceeds from notes payable – related parties in the amount of $221,667and payments on notes payable – related parties of $2,883.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2022, Form 10-K. While these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Subsequent Events

On November 29, 2022, we issued a total of 20,000 restricted shares of common stock to two accredited investors for cash at $1.50 per share for aggregate consideration of $30,000.  No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) and Rule 506 of the Securities Act of 1933.

ITEM 6.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

BAKHU HOLDINGS, CORP.

Dated: December 19, 2022	/s/ Evripides Drakos
By: Evripides Drakos
Its: Chief Executive Officer Principal Executive Officer

Dated: December 19, 2022	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer