Form 10-Q
period 2023-01-31
Bakhu Holdings, Corp.
filed 2023-03-15
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2023

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
N/A

As of March 14, 2023, the Registrant had 301,302,983 shares of Common Stock outstanding.

7PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

	January 31,	July 31,
	2023	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,401	$12,451

Total Current Assets	2,401	12,451

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $133,672 and $76,516, respectively	534,686	688,644

Total Other Assets	534,686	688,644

TOTAL ASSETS	$537,087	$701,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,974,383	$1,265,968
Accrued interest	314,412	218,919
Notes payable - related parties	6,647,220	6,373,731

Total Current Liabilities	8,936,015	7,858,618

TOTAL LIABILITIES	8,936,015	7,858,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,282,983 shares issued and outstanding, respectively	301,303	301,283
Additional paid-in capital	44,464,839	36,070,822
Accumulated deficit	(53,165,070)	(43,529,628)

Total Stockholders' Equity (Deficit)	(8,398,928)	(7,157,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$537,087	$701,095

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $3,931,154, $2,220,294, $8,364,037, and $6,663,700, respectively)	4,006,725	2,335,887	8,534,725	6,974,328
Professional fees	178,495	236,608	348,718	485,262
Depreciation of fixed assets	33,418	-	66,836	-
Other operating expenses	233,408	581,197	523,922	963,294

Total Operating Expenses	4,452,046	3,153,692	9,474,201	8,422,884

LOSS FROM OPERATIONS	(4,452,046)	(3,153,692)	(9,474,201)	(8,422,884)

OTHER INCOME (EXPENSES)

Impairment of intangible assets	-	(2,734,839)	-	(2,734,839)
Loss on sale of equipment	-	-	(65,748)	-
Interest expense	(48,830)	(29,716)	(95,493)	(57,343)

Total Other Income (Expenses)	(48,830)	(2,764,555)	(161,241)	(2,792,182)

LOSS BEFORE INCOME TAXES	(4,500,876)	(5,918,247)	(9,635,442)	(11,215,066)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,500,876)	$(5,918,247)	$(9,635,442)	$(11,215,066)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	301,298,200	301,182,981	301,290,592	301,019,557

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,635,442)	$(11,215,066)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	8,364,037	6,663,700
Impairment of intangible assets	-	2,734,839
Loss on sale of equipment	65,748	-
Depreciation of fixed assets	66,836	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	719,664	143,203
Accrued interest	95,493	57,343

Net Cash Used by Operating Activities	(323,664)	(1,615,981)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	10,125	-

Net Cash Provided by Investing Activities	10,125	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	30,000	1,456,003
Payments on notes payable - related parties	(2,883)	(105,046)
Proceeds from notes payable - related parties	276,372	249,098

Net Cash Provided by Financing Activities	303,489	1,600,055

DECREASE IN CASH AND CASH EQUIVALENTS	(10,050)	(15,926)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,451	46,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,401	$31,003

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties for fixed assets	$-	$765,161

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Six Months Ended January 31, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022	4	-	301,282,983	301,283	36,070,822	(43,529,628)	(7,157,523)

Issuance of stock options	-	-	-	-	4,432,883	-	4,432,883

Net loss for the three months ended
October 31, 2022	-	-	-	-	-	(5,134,566)	(5,134,566)

Balance, October 31, 2022	4	-	301,282,983	301,283	40,503,705	(48,664,194)	(7,859,206)

Issuance of stock options	-	-	-	-	3,931,154	-	3,931,154

Stock issued for cash	-	-	20,000	20	29,980	-	30,000

Net loss for the three months ended
January 31, 2023	-	-	-	-	-	(4,500,876)	(4,500,876)

Balance, January 31, 2023	4	$ -	301,302,983	$ 301,303	$ 44,464,839	$ (53,165,070)	$ (8,398,928)

	Six Months Ended January 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2021	4	-	300,697,980	300,698	19,848,569	(22,614,688)	(2,465,421)

Issuance of stock options	-	-	-	-	4,443,406	-	4,443,406

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended
October 31, 2021	-	-	-	-	-	(5,296,819)	(5,296,819)

Balance, October 31, 2021	4	-	301,182,981	301,183	25,747,493	(27,911,507)	(1,862,831)

Issuance of stock options	-	-	-	-	2,220,294	-	2,220,294

Net loss for the three months ended
January 31, 2022	-	-	-	-	-	(5,918,247)	(5,918,247)

Balance, January 31, 2022	4	$ -	301,182,981	$ 301,183	$ 27,967,787	$ (33,829,754)	$ (5,560,784)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through January 31, 2023, the Company had accumulated losses of $53,165,070.

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

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of January 31, 2023. When used herein, the “Company” includes this consolidated subsidiary.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $53,165,070 as of January 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

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

Stock-based Compensation

At January 31, 2023, the Company had one stock-based compensation plan, the 2020 Long-Term Incentive Plan (“2020 Plan”), which is more fully described in Note 5.

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

On September 16, 2021, the Company granted to its Chief Executive Officer, Teddy Scott, a non-qualified stock option to purchase 5,000,000 shares of common stock at an exercise price of $4.50 per share, representing the current market price on the date of the issuance of the option. Such Options shall be exercisable for a period of ten

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

years.  Six hundred twenty-five thousand (625,000) of the options shall vest and be exercisable immediately with the remaining options vesting at the rate of ninety-three thousand eighty-five (93,085) shares per month over a period of forty-seven (47) months. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

(Unaudited)

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $8,364,037 and $6,663,700 (which is included in consulting fees on the Statement of Operations) for the six months ended January 31, 2023 and 2022, respectively.  As of January 31, 2023 and July 31, 2022, there was $33,812,210 and $42,288,293, respectively, of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options and warrants.

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

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding (such as stock options, warrants, and convertible notes payable) during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

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

Fixed Assets consisted of the following:

	October 31, 2022	July 31, 2022
Laboratory equipment and components – at cost	$ 668,358	$ 765,160
Accumulated depreciation	(133,672)	(76,516)
Fixed assets – net	$ 534,686	$ 688,644

NOTE 4 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consist of:

	January 31, 2023	July 31, 2022
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due April 10, 2023	$ 3,500,000	$ 3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due April 10, 2023	2,997,220	2,723,731
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Total	$ 6,647,220	$ 6,373,731

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. On December 31, 2021, the maturity date was extended until December 2021, and on December 31, 2021, OZ Corporation at the Company’s request extended the term of the Note for an additional 12 months, until December 31, 2022. On December 31, 2022, OZ Corporation at the Company’s request, extended the term of the Note until April 10, 2023.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $2,997,220 and $292,626, respectively, as of January 31, 2023.

The Company has not assigned any value to the conversion feature of the Note because the common stock is only thinly traded, the Company had a negative book value as of January 31, 2023, and the Company has not generated any revenue to date.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

(Unaudited)

NOTE 4 - NOTES PAYABLE – RELATED PARTIES (continued)

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable in January 2023.  The principal balance and accrued interest due on the note were $3,500,000 and $15,400, respectively, as of January 31, 2023.  On January 31, 2023, Cell Science at the Company’s request, extended the term of the Note until April 10, 2023.

On June 23, 2022, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $6,386, respectively, as of January 31, 2023.

NOTE 5 - PREFERRED AND COMMON STOCK

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

In November 2022, the Company issued a total of 20,000 restricted shares of Common Stock to two accredited investors for cash at $1.50 per share for aggregate consideration of $30,000.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

(Unaudited)

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

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

The following table summarizes the stock option award activity under the 2020 Plan during the six months ended January 31, 2023:

Number of options
Outstanding at July 31, 2022	12,418,085
Granted	-
Exercised	-
Expired	(100,000)
Outstanding at January 31, 2023	12,318,085

The following table summarizes the warrants activity during the six months ended January 31, 2023:

Number of Warrants
Outstanding at July 31, 2022	15,000,000
Granted	-
Exercised	-
Expired	-
Outstanding at January 31, 2023	15,000,000

The above table reflects the amended agreement with Fourth and G Holdings, LLC, effective September 11, 2021, where it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000.

See Stock-based Compensation under Note 2 for description of options and warrants granted.

NOTE 6 - INCOME TAXES

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation, controlling stockholder of the Company.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the six months ended January 31, 2023 and 2022, the space sharing fees were $204,000 and $204,000, respectively.  As of January 31, 2023, accounts payable and accrued liabilities included $797,000 due to The OZ Corporation.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2023

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

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

As a result of successfully completing the efficacy demonstration of our licensed technology in July 2021, we became obligated to issue to Cell Science, the licensor, a one-year note for an agreed one-time payment of $3.5 million, less certain credits. The amount of the credits to the note were determined and on January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement, as subsequently amended. with Cell Science in which the Company agreed as follows:

•There would be no reduction or offset against the $3.5 million One-time Payment for costs paid by the Company or on its behalf. Therefore, the Company issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable on January 31, 2023.  On January 31, 2023, Cell Science at the Company’s request, extended the term of the Note until April 10, 2023.

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provides for a monthly space sharing fee of $10,000 and has a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provides for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through lessee’s operations.  For the six months ended January 31, 2023, the space sharing fees were $60,000 and the cannabis activities fees were $69,840.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2023 and 2022.

Revenues. We generated no net revenues during the three and six months ended January 31, 2023 and 2022.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $4,006,725 and $2,335,887 for the three months ended January 31, 2023, and 2022, respectively.  Consulting fees were $8,534,725 and $6,974,328 for the six months ended January 31, 2023, and 2022, respectively.  We recognized stock-based compensation of $8,364,037 and $6,663,700 for the six months ended January 31, 2023 and 2022, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $178,495 and $236,608 for the three months ended January 31, 2023 and 2022, respectively.  Professional fees were $348,718 and $485,262 for the six months ended January 31, 2023 and 2022, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Selling, general, and administrative expenses were $233,408 and $581,197 for the three months ended January 31, 2023, and 2022, respectively.  Selling, general, and administrative expenses were $523,922 and $963,294 for the six months ended January 31, 2023, and 2022, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $48,830 and $2,764,555 for the three months ended January 31, 2023, and 2022, respectively.  We had net other expenses of $161,241 and $2,792,182 for the six months ended January 31, 2023, and 2022, respectively.  Included in other expenses for the three and six months ended January 31, 2022, was the impairment of intangible assets in the amount of $2,734,839.  Included in other expenses for the six months ended January 31, 2023, was the loss on sale of equipment in the amount of $65,748. Also included in other expenses were interest expenses related to our notes payable to related parties in the amount of $95,493 and $57,343 for the six months ended January 31, 2023 and 2022, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $4,500,876 for the three months ended January 31, 2023, compared to $5,918,247 for the three months ended January 31, 2022.  We had a net loss of $9,635,442 for the six months ended January 31, 2023, compared to $11,215,066 for the three months ended January 31, 2022.  We did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of January 31, 2023

As of January 31, 2023, our primary source of liquidity consisted of $2,401 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the six months ended January 31, 2023, cash decreased $10,050 from $12,451 at July 31, 2022, to $2,401 at January 31, 2023.

Net cash used in operating activities was $323,664 during the six months ended January 31, 2023, with a net loss of $9,635,442, stock-based compensation of $8,364,037, loss on sale of equipment of $65,748, depreciation expense of $66,836, an increase in accounts payable of $719,664, and an increase in accrued liabilities of $95,493.

Net cash provided by investing activities was $10,125 during the six months ended January 31, 2023 which consisted of the proceeds from the sale of equipment.

During the six months ended January 31, 2023, financing activities provided $303,489 in net cash which consisted of proceeds from the sale of common stock of $30,000, proceeds from notes payable – related parties in the amount of $276,372 and payments on notes payable – related parties of $2,883.

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

We estimate that we will require a minimum of approximately $8.5 million in external capital to continue and to fund our activities during the next 12 months. This consists of about $2.0 million for accounts payable, approximately $3.5 million under a promissory note payable for our licensed technology, and approximately $3.0 million for obligations due a promissory note for advances that have funded our operations to date.  Approximately $7.8 million of the above obligations are due to related parties.  Any additional funds available would be used for planned laboratory work to improve and customize our licensed processes and commercialize our technology. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. Less available capital will require us to implement cost-cutting measures and may delay planned activities.

We are currently seeking between $10.0 and $20.0 million through the sale of convertible secured notes to reduce our liabilities and to fund our proposed activities. If we obtain a minimum of $10.0 million in offering proceeds, we will be able to repay current liabilities of about $2.0 million at January 31, 2023, including $1.3 million due officers, directors, and other affiliates for compensation, office sharing expenses, and advances We also will pay the $3.5 million note, plus interest, due Cell Science under our Integrated License Agreement. We are also obligated to the OZ Corporation of approximately $3.0 million under a promissory note for previous advances for operating expenses and laboratory equipment.  We may seek to extend the due date of this obligation or convert it to other securities.  The balance of about $2.5 million, or $5.5 million if the note due the OZ Corporation is converted, will be available to advance our proposed technology customization and refinement and our licensing effort and general and administrative expenses, including salaries and consulting fees, including compensation to officers and directors. If we obtain up to $20.0 million in gross proceeds from the sale of convertible debt, we will devote the additional funds to expanding and accelerating our implantation of our licensing plan and to payment of the approximate $3.0 note due April 10, 2023 to The OZ Corporation, as affiliate. Alternatively, in order to maximize cash proceeds from the offering we may seek to accept cancellation of this approximate $3.0 million note as payment for the purchase of convertible debt in the offering.

We have no commitments or agreements to complete the above offering

We expect to generate revenue pursuant to our new business plan, dependent on obtaining additional capital to fund activities. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us or that our present shareholders might suffer substantial dilution as a result. In addition, we may receive advance payments from joint venture partners, parties to strategic relationships, or sublicensees.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Subsequent Events

Departure of Director

On February 20, 2023, Tom Vaknin tendered his resignation as a member of the Board of Directors of the Company.

Departure of President and Chief Executive Officer

On February 24, 2023, Evripides Drakos resigned as the President and Chief Executive Officer of the Company, in furtherance of the Company’s planned restructuring as part of its fundraising efforts, and to facilitate the appointment of Dr. Michael R. Hawthorne as the President and Chief Executive Officer of the Company.

As the President and Chief Executive Officer, Mr. Drakos received a nonqualified stock option to purchase 700,000 shares of the Company’s common stock on January 5, 2022, all of which options have vested, and a nonqualified stock option to purchase 1,300,000 shares of the Company’s common stock on April 18, 2022, of which 1,083,330 have vested as of the date of his resignation.  Pursuant to the terms of such options, the options shall become immediately vested and exercisable with respect to 100% of the option shares in the event of Mr. Drakos’ resignation as the Chief Executive Officer of the Company in order to provide for the appointment of a new Chief executive Officer. And, in the event of the acceleration of vesting, such options shall remain exercisable for the full term through the expiration date of such options.

Appointment of President and Chief Executive Officer

On February 24, 2023, the Company elected Michael R. Hawthorne, the current Deputy Chief Executive Officer, to serve as the President and Chief Executive Officer of the Company.  Mr. Hawthorne does not have a material interest in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K, and there is no family relationship between Mr. Hawthorne and any of the Company’s other directors or executive officers.

Dr. Hawthorne was appointed our deputy chief executive officer on February 11, 2022. Dr. Hawthorne has served as the executive chairman of Domainex Ltd (Cambridge, UK), a global drug discovery contract research organization, since August 2021 and as an advisor to Closed Loop Medicine Ltd (London, UK) since 2017. Dr. Hawthorne was awarded a Fellowship of The Royal Society of Biology in 2020 in recognition of his contribution to global biosciences. Dr. Hawthorne is an investor and has served as a director of BG Capital (USA) from 2016 to present.

Departure of Director

On February 26, 2023, Moshe Morgenstern tendered his resignation as a member of the Board of Directors of the Company.

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

BAKHU HOLDINGS, CORP.

Dated: March 14, 2023	/s/ Michael R. Hawthorne
By: Michael R. Hawthorne
Its: Chief Executive Officer Principal Executive Officer

Dated: March 14, 2023	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer