Form 10-Q
period 2023-04-30
Bakhu Holdings, Corp.
filed 2023-06-16
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2023

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
N/A

As of June 16, 2023, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	April 30,	July 31,
	2023	2022
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$569	$12,451

Total Current Assets	569	12,451

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $167,089 and $76,516, respectively	501,268	688,644

Total Other Assets	501,268	688,644

TOTAL ASSETS	$501,837	$701,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,268,289	$1,265,968
Accrued interest	362,450	218,919
Notes payable - related parties	6,699,184	6,373,731

Total Current Liabilities	9,329,923	7,858,618

TOTAL LIABILITIES	9,329,923	7,858,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,282,983 shares issued and outstanding, respectively	301,303	301,283
Additional paid-in capital	47,540,427	36,070,822
Accumulated deficit	(56,669,816)	(43,529,628)

Total Stockholders' Equity (Deficit)	(8,828,086)	(7,157,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$501,837	$701,095

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $3,075,588, $3,482,904, $11,439,625 and $10,146,604, respectively)	3,141,583	3,599,920	11,676,308	10,574,248
Professional fees	52,008	246,392	400,726	731,654
Depreciation of fixed assets	33,418	38,258	100,254	38,258
Other operating expenses	229,700	424,581	753,622	1,387,875

Total Operating Expenses	3,456,709	4,309,151	12,930,910	12,732,035

LOSS FROM OPERATIONS	(3,456,709)	(4,309,151)	(12,930,910)	(12,732,035)

OTHER INCOME (EXPENSES)

Impairment of intangible assets	-	-	-	(2,734,839)
Loss on sale of equipment	-	-	(65,748)	-
Interest expense	(48,037)	(36,310)	(143,530)	(93,653)

Total Other Income (Expenses)	(48,037)	(36,310)	(209,278)	(2,828,492)

LOSS BEFORE INCOME TAXES	(3,504,746)	(4,345,461)	(13,140,188)	(15,560,527)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(3,504,746)	$(4,345,461)	$(13,140,188)	$(15,560,527)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,182,981	301,294,722	301,072,834

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	April 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,140,188)	$(15,560,527)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation	11,439,625	10,146,604
Impairment of intangible assets	-	2,734,839
Loss on sale of equipment	65,748	-
Depreciation of fixed assets	100,254	38,258
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,013,570	302,365
Accrued interest	143,531	93,653

Net Cash Used in Operating Activities	(377,460)	(2,244,808)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	10,125	-

Net Cash Provided by Investing Activities	10,125	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	30,000	1,456,003
Payments on notes payable - related parties	(2,883)	(105,046)
Proceeds from notes payable - related parties	328,336	862,618

Net Cash Provided by Financing Activities	355,453	2,213,575

DECREASE IN CASH AND CASH EQUIVALENTS	(11,882)	(31,233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,451	46,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$569	$15,696

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties for fixed assets	$-	$765,161

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Nine Months Ended April 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022	4	-	301,282,983	301,283	36,070,822	(43,529,628)	(7,157,523)

Issuance of stock options	-	-	-	-	4,432,883	-	4,432,883

Net loss for the three months ended
October 31, 2022	-	-	-	-	-	(5,134,566)	(5,134,566)

Balance, October 31, 2022	4	-	301,282,983	301,283	40,503,705	(48,664,194)	(7,859,206)

Issuance of stock options	-	-	-	-	3,931,154	-	3,931,154

Stock issued for cash	-	-	20,000	20	29,980	-	30,000

Net loss for the three months ended
January 31, 2023	-	-	-	-	-	(4,500,876)	(4,500,876)

Balance, January 31, 2023	4	-	301,302,983	301,303	44,464,839	(53,165,070)	(8,398,928)

Issuance of stock options	-	-	-	-	3,075,588	-	3,075,588

Net loss for the three months ended
April 30, 2023	-	-	-	-	-	(3,504,746)	(3,504,746)

Balance, April 30, 2023	4	$-	301,302,983	$301,303	$47,540,427	$(56,669,816)	$(8,828,086)

	Nine Months Ended April 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2021	4	-	300,697,980	300,698	19,848,569	(22,614,688)	(2,465,421)

Issuance of stock options	-	-	-	-	4,443,406	-	4,443,406

Stock issued for cash	-	-	485,001	485	1,455,518	-	1,456,003

Net loss for the three months ended
October 31, 2021	-	-	-	-	-	(5,296,819)	(5,296,819)

Balance, October 31, 2021	4	-	301,182,981	301,183	25,747,493	(27,911,507)	(1,862,831)

Issuance of stock options	-	-	-	-	2,220,294	-	2,220,294

Net loss for the three months ended
January 31, 2022	-	-	-	-	-	(5,918,247)	(5,918,247)

Balance, January 31, 2022	4	-	301,182,981	301,183	27,967,787	(33,829,754)	(5,560,784)

Issuance of stock options	-	-	-	-	3,482,904	-	3,482,904

Net loss for the three months ended
April 30, 2022	-	-	-	-	-	(4,345,461)	(4,345,461)

Balance, April 30, 2022	4	$-	301,182,981	$301,183	$31,450,691	$(38,175,215)	$(6,423,341)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2023

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through April 30, 2023, the Company had accumulated losses of $56,669,816.

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

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of April 30, 2023. When used herein, the “Company” includes this consolidated subsidiary.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $56,669,816 as of April 30, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2023

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

April 30, 2023

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

April 30, 2023

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $11,439,625 and $10,146,604 (which is included in consulting fees on the Statement of Operations) for the nine months ended April 30, 2023 and 2022, respectively.  As of April 30, 2023 and July 31, 2022, there was $30,736,622 and $42,288,293, respectively, of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options and warrants.

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

April 30, 2023

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

Fixed Assets consisted of the following:

	April 30, 2023	July 31, 2022
Laboratory equipment and components – at cost	$ 668,357	$ 765,160
Accumulated depreciation	(167,089)	(76,516)
Fixed assets – net	$ 501,268	$ 688,644

NOTE 4 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consist of:

	April 30, 2023	July 31, 2022
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due June 30, 2023	$ 3,500,000	$ 3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due June 30, 2023	3,049,184	2,723,731
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Total	$ 6,699,184	$ 6,373,731

On August 1, 2019, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019.  The promissory note also provides that the Company may extend the maturity date for an additional 12 months, until December 31, 2020, by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at the lenders’ option be advanced and added to the then outstanding principal balance. On December 31, 2021, the maturity date was extended until December 2021, and on December 31, 2021, OZ Corporation at the Company’s request extended the term of the Note for an additional 12 months, until December 31, 2022. On December 31, 2022, OZ Corporation at the Company’s request, extended the term of the Note until April 10, 2023. On March 14, 2023, OZ Corporation at the Company’s request, extended the term of the Note until May 15, 2023, and on May 10, 2023, OZ Corporation at the Company’s request, further extended the term of the Note until June 30, 2023.  The principal amount of the promissory note shall be increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,049,184 and $334,348, respectively, as of April 30, 2023.

The Company has not assigned any value to the conversion feature of the Note because the common stock is only thinly traded, the Company had a negative book value as of April 30, 2023, and the Company has not generated any revenue to date.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2023

(Unaudited)

NOTE 4 - NOTES PAYABLE – RELATED PARTIES (continued)

On June 23, 2022, the Company executed a promissory note in favor of the Company’s controlling shareholder, The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $8,947, respectively, as of April 30, 2023.

NOTE 5 - PREFERRED AND COMMON STOCK

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

The following table summarizes the stock option award activity under the 2020 Plan during the nine months ended April 30, 2023:

Number of options
Outstanding at July 31, 2022	12,418,085
Granted	-
Exercised	-
Expired	(100,000)
Outstanding at April 30, 2023	12,318,085

The following table summarizes the warrants activity during the nine months ended April 30, 2023:

Number of Warrants
Outstanding at July 31, 2022	15,000,000
Granted	-
Exercised	-
Expired	-
Outstanding at April 30, 2023	15,000,000

The above table reflects the amended agreement with Fourth and G Holdings, LLC, effective September 11, 2021, where it was agreed that the total warrants were reduced from 30,000,000 to 15,000,000.

See Stock-based Compensation under Note 2 for description of options and warrants granted.

NOTE 6 - INCOME TAXES

As of April 30, 2023, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation, controlling stockholder of the Company.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the nine months ended April 30,

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2023

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

2023 and 2022, the space sharing fees were $306,000 and $306,000, respectively.  As of April 30, 2023, accounts payable and accrued liabilities included $899,000 due to The OZ Corporation.

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

As a result of successfully completing the efficacy demonstration of our licensed technology in July 2021, we became obligated to issue to Cell Science, the licensor, a one-year note for an agreed one-time payment of $3.5 million, less certain credits. The amount of the credits to the note were determined and on January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement, as subsequently amended. with Cell Science in which the Company agreed as follows:

•There would be no reduction or offset against the $3.5 million One-time Payment for costs paid by the Company or on its behalf. Therefore, the Company issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable on January 31, 2023.  On January 31, 2023, Cell Science at the Company’s request, extended the term of the Note until April 10, 2023.  On March 14, 2023, Cell Science at the Company’s request, extended the term of the Note until May 15, 2023, and on May 10, 2023, Cell Science at the Company’s request, further extended the term of the Note until June 30, 2023.

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provides for a monthly space sharing fee of $10,000 and has a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provides for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through lessee’s operations.  Since March 12, 2023, the agreement has continued on a month-to-month basis.  For the nine months ended April 30, 2023, the space sharing fees were $90,000 and the cannabis activities fees were $104,760.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2023

(Unaudited)

NOTE 8 – IMPAIRMENT OF INTANGIBLE ASSETS

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company received all related equipment, improvements, supplies, and related tangible and intangible assets.  The Company determined that the lab equipment acquired had a cost basis of $765,161.  The remaining balance of $2,734,839 was assigned to intangible assets as the value of the patent and license technology.  Since the value of the intangible assets was difficult to ascertain, the Company expensed this amount as Impairment of intangible assets on the Statement of Operations for the nine months ended April 30, 2022.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2023 and 2022.

Revenues. We generated no net revenues during the three and nine months ended April 30, 2023 and 2022.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $3,141,583 and $3,599,920 for the three months ended April 30, 2023, and 2022, respectively.  Consulting fees were $11,676,308 and $10,574,248 for the nine months ended April 30, 2023, and 2022, respectively.  We recognized stock-based compensation of $11,439,625 and $10,146,604 for the nine months ended April 30, 2023 and 2022, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $52,008 and $246,392 for the three months ended April 30, 2023 and 2022, respectively.  Professional fees were $400,726 and $731,654 for the nine months ended April 30, 2023 and 2022, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $229,700 and $424,581 for the three months ended April 30, 2023, and 2022, respectively.  Other operating expenses were $753,622 and $1,387,875 for the nine months ended April 30, 2023, and 2022, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $48,037 and $36,310 for the three months ended April 30, 2023, and 2022, respectively.  We had net other expenses of $209,278 and $2,828,492 for the nine months ended April 30, 2023, and 2022, respectively.  Included in other expenses for the nine months ended April 30, 2022, was the impairment of intangible assets in the amount of $2,734,839.  Included in other expenses for the nine months ended April 30, 2023, was the loss on sale of equipment in the amount of $65,748. Also included in other expenses were interest expenses related to our notes payable to related parties in the amount of $143,530 and $93,653 for the nine months ended April 30, 2023 and 2022, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $3,504,746 for the three months ended April 30, 2023, compared to $4,345,461 for the three months ended April 30, 2022.  We had a net loss of $13,140,188 for the nine months ended April 30, 2023, compared to $15,560,527 for the nine months ended April 30, 2022.  We did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of April 30, 2023

As of April 30, 2023, our primary source of liquidity consisted of $569 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the nine months ended April 30, 2023, cash decreased $11,882 from $12,451 at July 31, 2022, to $569 at April 30, 2023.

Net cash used in operating activities was $377,460 during the nine months ended April 30, 2023, with a net loss of $13,106,482, stock-based compensation of $11,439,625, loss on sale of equipment of $65,748, depreciation expense of $100,254, an increase in accounts payable of $1,013,570, and an increase in accrued liabilities of $143,531.

Net cash provided by investing activities was $10,125 during the nine months ended April 30, 2023 which consisted of the proceeds from the sale of equipment.

During the nine months ended April 30, 2023, financing activities provided $355,453 in net cash which consisted of proceeds from the sale of common stock of $30,000, proceeds from notes payable – related parties in the amount of $328,336 and payments on notes payable – related parties of $2,883.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Subsequent Events

Departure of President and CEO

On May 3, 2023 the Board of Directors unanimously voted and approved the termination of Michael R. Hawthorne, as the Chief Executive Officer and President.  Pursuant to the terms of Mr. Hawthorne’s Employment Agreement dated February 11, 2022, such termination shall be effective on May 13, 2023.  Further pursuant to the terms of the Employment Agreement, as of May 3, 2023, the Company suspended all duties and responsibilities of Mr. Hawthorne.

Departure of Director

On May 31, 2023, Evripides Drakos resigned as a member of the Board of Directors of the Company.

Appointment of new Director

On May 31, 2023, the Company appointed Juan Carlos Garcia La Sienra Garcia to serve as members of the Board of the Company. Mr. Garcia is the current the Chief Financial Officer of the Company. There are no arrangements or understandings between Mr. Garcia and any other persons pursuant to which they were appointed as directors.  Mr. Garcia does not have a material interest in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K, and there is no family relationship between Mr. Garcia and any of the Company’s other directors or executive officers.  The biography for Mr. Garcia is below.

Juan Carlos Garcia La Sienra Garcia was appointed as our Chief Financial Officer on December 7, 2021.  Mr. Garcia is a co-founder and chief executive officer of Borromeo Group, Mexico City, Mexico, a business and financial consulting firm, and has served in this capacity since August 2018. Mr. Garcia is the former President of Woodbook Group Holdings, Inc., an international firm of financial consultants, with its principal office located in Cyprus, the founder and president of EPR Holdings, located in The Woodlands, Texas, a provider of disbursement solutions for banking networks, closed-loop electronic payment networks, and merchant retail networks.  From January 2016 to August 2018, Mr. Garcia was the chief financial officer of TCB Pay LTD, Henderson, Nevada, which is a merchant processing solutions company, and president of HGM Capital Los Angeles, California, a loyalty program processing entity. From January 2011 until February 2015, Mr. Garcia was the vice-president of business development and a co-founder of CorpoRed, Mexico City, Mexico, a technology solutions company that allows users to sell products and services electronically, without a credit card, handling all operations by bank deposits. Mr. Garcia started his career working at PWC (international tax area) and served as chief financial officer of Blue Label Telecoms, Reebok, and First Data. Mr. Garcia graduated from Anahuac University with a CPA (1997) and a master’s in finance (1998).

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

BAKHU HOLDINGS, CORP.

Dated: June 16, 2023	/s/ Aristotle Popolizio
By: Aristotle Popolizio
Its: Vice President Principal Executive Officer

Dated: June 16, 2023	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer