Form 10-K
period 2023-07-31
Bakhu Holdings, Corp.
filed 2024-01-05
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2023, was $96,836,729.

As of December 31, 2023, there were 301,282,983 shares of the registrant’s common stock outstanding.

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

Risks Related to crises in Ukraine and Gaza

•Russia’s 2022 military invasion of Ukraine has caused significant international political and economic disruption that may adversely affect our operations.

•Hamas’ attacks against Israelis in Gaza and Israel’s military responses have spawned or may spawn regional military confrontations between Israel and neighboring Arab countries and their respective allies around the world that may cause political and economic disruptions that may adversely affect our operations.

Risks Related to our Business

•Our entire business relies on the commercial-scale validation of our licensed cell-extraction and replication technology, and we cannot predict when further work on this technology will be completed.

•Our licensed proprietary cannabinoid production technology has only been tested on a limited basis by related parties without qualified third-party replication.

•The commercial viability and credibility of our licensed technology may be impaired by our delayed launch of commercialization due to limited financing.

•Our license from Cell Science may be terminated if we fail to meet certain covenants, which could adversely affect our commercialization program.

•We are obligated to pay Cell Science a one-time payment of $3.5 million pursuant to a promissory note currently due December 31, 2023.

•Our ability to attract and enter joint ventures, strategic alliances, or sublicenses with producers, distributors, and sellers is uncertain.

•We cannot ensure that we will be able to transfer the required technical know-how respecting our licensed technology to enable commercial partners to commercially produce cannabinoids at scale.

•Our long-term success will depend on the profitability of our commercialization arrangements, which we cannot control or predict.

•Others may challenge the validity and enforceability of the licensed patents, trade secrets, and related intellectual property.

•The markets for cannabinoid products may not grow at the rate projected by industry market data or at all and may be adversely affected by some reported local market product over-saturation and may in fact contract or consolidate in critical markets.

•Our market outlook for cannabis product consumption assumptions about continuing regulatory relaxation and growing demand may not be accurate.

•Consumers may consider our licensed technology produces plant material as a result of a genetically modified plant cell or a synthetic cell reproduction process.

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

•Our likely commercial partners operate in a growing industry as new states further legalize operations. With each new state opening or additional freedom to trade in states with existing current markets, there is a significant capital requirement on our commercial partners. This is also a potentially distractive process for our partners.

Risks Related to Significant Regulation

•The activities of our potential commercial partners are highly regulated by extensive and complex federal and state regulatory regimes that make maintaining compliance difficult and challenging.

•Our prospective sub-licensees are subject to various state regulations governing the cultivation, production, manufacturing, packaging, transportation, distribution, and sale of cannabinoids generally that can severely restrict our ability to execute our business plan.

•We cannot ensure that state and local regulatory regime will accommodate our plant cell-extraction and replication cannabinoid production technology.

•This novel technology does not fall within existing regulatory parameters; it is novel. Each state regulator will need to either allow the licensed science process to produce plant material under current cultivation regulations, or in the alternative, to create new parameters for this technology.

•Strict enforcement of federal laws regarding cannabis would likely severely restrict our ability to execute our business plan.

•Anticipated changes to federal laws and relaxation of regulatory restraints, including increased federal flexibility, may not materialize.

•We and our commercial partners may have difficulty accessing the services of banks, which may make it difficult for such sub-licensees or partners to sell cannabinoid products and services.

•We are subject to certain federal regulations relating to currency transactions.

•We are subject to risks of civil asset forfeiture.

•Our licensees and commercial partners may be subject to compliance with laws and regulations governing cannabis in foreign jurisdictions.

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

Risks Related to our Company

•Our efforts to obtain the required financing have been and may be impaired by several financial, management, related party transactions, principal stockholder control, and other factors that are likely to persist.

•Rising prevailing interest rates, inflation, and their economic consequences have depressed the securities markets generally and the market for our common stock, which adversely affects our efforts to obtain external funding.

•We have substantial past-due liabilities, a substantial portion of which is due to related parties.

•Certain of our officers and directors have been and are subject to substantial conflicts of interest in dealings with Cell Science and others.

•We cannot ensure that we will be able to recruit and retain qualified management with desired cannabis industry training, relevant scientific expertise in cell culturing, production plant experience, and relationships.

•Our Code of Ethics may not apply or may be waived.

•The lingering impacts of the COVID-19 pandemic on our business, financial position, and results of operations continues to be unpredictable and will likely continue to have negative effects on our business and results of operations and commercialization of the licensed intellectual technology.

•The auditor’s reports for the years ended July 31, 2023 and 2022, as in previous years, contain explanatory paragraphs about our ability to continue as a going concern.

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

•We may incur product liability claims related to the application of the intellectual property our sub-licensees commercialize for cannabinoid production.

•Our business could be adversely impacted by failures or interruptions of information technology systems and potential cyber-attacks.

•Ongoing domestic and international financial conditions will adversely affect our business and operations, our prospective commercial partners, the cannabinoid industry, and the world generally.

•We cannot ensure that we will be able to compete successfully.

Risks Related to our Common Stock

• Our common stock is eligible for unsolicited quotes only and not eligible for proprietary broker-dealer quotations, which exposes our stock to higher trading risks and reduces investor liquidity.

•The market for our common stock is volatile, with extremely limited trading volume.

•Limited trading volumes for our common stock may limit the ability of our stockholders to obtain liquidity.

•We will continue to be controlled by our principal stockholders.

•We may issue common stock in the future, which may dilute a stockholder’s holdings in our company, or have a negative effect on the market price of our stock.

•We do not anticipate paying dividends.

•The regulated nature of our business may impede or discourage a takeover.

Any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance, results, or events and involve risks and uncertainties, such as those discussed in this report. This report also contains statistical, market, economic and industry data we obtained from various publicly available government and industry publications and analyses, as well as our internal research and knowledge of our industry, all of which are typically based on numerous assumptions. If any one or more of the assumptions underlying this data is later found to be incorrect, actual results may differ from our projections based on these assumptions. In addition, the rapidly changing nature of our sub-licensees’ customers’ industries, preferences, and choices results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our target markets. You should not place undue reliance on these forward-looking statements.

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

PART I.

ITEM 1. BUSINESS

Overview

We hold a license from Cell Science to plant cell-extraction and replication technology and related proprietary equipment, processes, and formulations (the “Licensed Science”), to produce, manufacture, and sell cannabis-related byproducts - sometimes referred to as cannabinoids—exclusively in North America, Central America, and the Caribbean for medical, food additive, and recreational uses. We do not currently, and have no intention to produce, manufacture or sell cannabis-related byproducts. We intend to sublicense the Licensed Science to third party sub-licenseees.

During our fiscal year ended July 31, 2023, our business operations were sharply curtailed by shortages of working capital and cash.  During the year, we devoted our principal attention to seeking funding from external sources, principally through the sale of equity or debt securities. We explored several potential funding opportunities that did not result in cash proceeds to us during the fiscal year. We believe that our finding efforts during the year were unsuccessful and that ongoing financing efforts may continue to be adversely affected principally due to

•our substantial indebtedness to related parties that had been extended or restructured several times to avoid default,

•our planned expenditure of substantial portions of the anticipated net proceeds from the financing to pay past-due indebtedness, including payments to related parties,

•the continuing control of our corporation by Demetri Michalakis on behalf of Inter-M Traders FZ, LLE, and J.R. Munoz on behalf of OZ Company, each a principal stockholder, resulting to the contractual right to designate directors.

•the continuing control of our corporation by our founding and principal stockholders who together will own approximately 38.44% of our voting common stock, after giving effect to the sale of all offered convertible secured notes and their conversion to common stock

•the fact that less than 34% of our outstanding shares are publicly held;

•the small amount of net proceeds from the proposed financing allocated to advancing commercialization of our licensed technology;

•the market for our common stock that has no substantial, recurring trading volume and that is subject to limitations on broker quotations and proprietary trading

•our failure to commercialize our licensed technology notwithstanding our announced commercial feasibility of the technology in July 2021,

•our inability to recruit and retain experienced, qualified high-level business and technical executives with experience and relationships in the US cannabis industry,

•the possible leveling or declining public interest in segments of the cannabis industry in the face of emerging compliance issues and retracting public acceptance of medical and recreational cannabis commercialization, and

•other factors of which we may not be aware.

Due to our persistent cash shortages, our working capital deficit of $7,846,167 at July 31, 2022, increased to $9,793,665 as of July 31, 2023, including $6,373,731 and $6,744,672 due related parties on July 31, 2022 and 2023, respectively. During the year ended July 31, 2023, we extended the due date of our one-time payment of $3.5 million due Cell Science for our license to the cell-extraction and replication technology, by successive amendments so the note is now due December 31, 2027.  Similar to Cell Science, OZ Company has extended the due date of note payable to OZ Company to December 31, 2027.

Subject to completing sufficient financing, we will seek to recruit and retain executive officers and directors to organize the launch of our commercialization efforts, identify possible sources of required financing, and initiate conversations with potential commercialization partners, particularly selected multi-state operators with established production, distribution, and marketing infrastructure, expertise, and financing. Conversations with some of these sources and potential commercialization partners stalled during the year ended July 31, 2023. With our recent funding, we anticipate reviving these efforts, but we may not reach any definitive commitments, understandings, or agreements. We are continuing our efforts.

In view of our shortages of liquidity during the preceding fiscal year, we deferred our earlier plans to undertake required additional work to determine the limits of the technology, maximize production efficiency, reduce production costs, and customize the process and products for potential commercialization partners, which we believe will enhance our commercialization efforts. Our failure to advance this work during the recently completed fiscal year may have undermined confidence in the credibility and efficacy of our technology. When we resume our planned work, we intend to coordinate these efforts with the requirements of potential funding and commercialization opportunities. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical, regulatory relationships and experience, and financial resources of experienced cannabinoid production firms. We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need substantial additional financing from external sources to begin these efforts.

On July 20, 2023, near the end of our most recent fiscal year, we authorized the OZ Company, a principal stockholder, as the lead investor, to seek up to $20.0 million in external funding through the sale of secured promissory notes bearing interest at 13%, payable in cash or in kind. The notes are payable at maturity in 2027 (the “13% Convertible Secured Notes”). The obligations under the notes are secured by our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share. The funding term sheet provided for additional terms and covenants to be triggered upon achieving certain funding benchmarks, as discussed below. In furtherance of the financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes, and we are amending our certificates of designation so that the Series A Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

The referenced financing effort to obtain up to $20.0 million from the sale of 13% Convertible Secured Notes, is continuing. Subject to meeting agreed offering benchmarks, a principal stockholder and the lead investor have agreed to restructure our board of directors and management and to use available net proceeds from the financing to renew our efforts to commercialize our licensed technology. As of December 31, 2023, we have sold a total of $830,000 in principal amount of the 13% Convertible Secured Notes.

The licensed intellectual property is based on established bioscience principles and practices and has been demonstrated on a limited basis. Testing of the process has met agreed technical specifications, including equipment, processes, and formulations, for production in batches in which plant cells are grown in a biologically active controlled and monitored environment within our proprietary production pods that could be replicated to produce commercial quantities. However, our licensed technology has not been scaled up to produce cannabinoids in commercial quantities routinely and reliably. Accordingly, our ability to commercialize our intellectual property through strategic partners, joint venturers, and sublicensees is dependent on successful completion of necessary application engineering, which we cannot ensure will occur.

Our licensed technology describes a process to mirror, or replicate, the cannabinoid flavor, aroma, and CBD and THC potency qualities of the source plant’s cells in the harvested plant material without needing to grow the entire plant. We do not now, and do not intend to, produce, transport, or sell cannabis or cannabinoids directly.

Since early 2020, our business activities and all efforts to advance the demonstration of the validity of our licensed technology, obtain funding, initiate commercialization have been adversely affected due to the COVID-19 pandemic and its aftermath. The COVID-19 virus and its other variants, as well as government and private sector responses to them, have caused and continue to cause delays, increased costs, and interrupted travel and, in general, to negatively impact all our activities.

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

Our Integrated License Agreement

On December 20, 2018, we entered into a Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”), to license, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabinoids – exclusively in North America, Central America, and the Caribbean – for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less an amount equal to all cash and expense advances to Cell Science representatives to the technical team involved in the testing (the “One-time Payment”). The One-time Payment is evidenced by a promissory note for $3.5 million to Cell Science originally due in January 2023. which by successive amendments the note is now due December 31, 2027.

In consideration of the December 2018 license granted by Cell Science, we issued to Cell Science 210,000,000 shares of common stock, which constituted about 69.70% of our issued stock. The shares initially issued to Cell Science were subject to reduction if the results of the efficacy demonstration showed less than targeted results. In September 2020, we released 20,000,000 shares from possible reduction, and in February 2021, we released an additional 6,000,000 shares.

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

Product and Process Refinement

Having accepted the test results demonstrating efficacy of the licensed technology in July 2021 and subject to obtaining required financing, we planned to continue to refine the licensed process, focusing on determining the limits of the technology, maximizing production efficiency, reducing production costs, and customizing features to address the requirements of potential commercialization partners. These refinements were delayed during the fiscal year ended July 31, 2023, due to shortages of cash. If, as, and when we obtain sufficient funding and executive and technical employees or consultants, we will initiate specific tasks based on our understanding of the expectations and anticipated requirements on potential commercialization partners. These efforts may be undertaken at laboratory facilities in Van Nuys, California, in which the efficacy demonstration was completed or in another facility to which we may gain access.

We acquired rights to use the Van Nuys facility through agreements with our affiliates, Cell Science and OZ Company in January 2022. As part of our ongoing laboratory work, we will develop a standardized operating manual, technical descriptions, and related documentation with a view to supporting joint venturers, strategic alliance partners, sublicensees, and others in constructing and operating commercial production plants. Subject to obtaining the required financing and expertise, we intend to more fully define the scope and description of the technology and outline general requirements for equipment, materials, utility requirements, facility specifications, and consumables. This work will require that we hire employees and engage consultants with required scientific and technical expertise.

The facilities payments due to VO Leasing Corp., our landlord, and holder of necessary cannabis ultivation and manufacturing licenses in CA was $589,732 in arrears as of July 31, 2023. In December 2023 we reached an agreement to restructure this indebtedness and cure our default.

Proposed Commercialization

General

Subject to obtaining required financing and expertise, we plan to proceed with efforts to generate revenue through commercializing our licensed technology. We believe it may be beneficial to us to access the technical, financial, and operating and regulatory experience of companies already in the cannabinoid industry. Therefore, we intend to concentrate our efforts on establishing joint venture arrangements or other strategic relationships with multi-state cannabinoid producers and marketers. In pursuing these relationships, we will seek to balance the cash and other resources that the other party may provide to accelerate our market entry against the potential revenue that we will need to share with our partner. Our focus on joint ventures and strategic relationships with multi-state operatiors that enter into sub-licenses agreements, will take priority over our earlier intent to sublicense to third parties the use of the licensed technology and related specifications for proprietary equipment, processes, and medium formulations to produce, manufacture, and sell cannabinoids. We do not currently have any commitment for any joint venture, strategic alliance, sublicense, and other arrangement, except as described below. We do not now, and do not at any time intend to, produce, distribute, or market cannabis or cannabis products. We anticipate that potential joint venture or strategic relationship participants may require that we complete specified further technology advancement or refinements prior to entering into any agreement or that we agree to advance agreed costs. Any potential joint venture or strategic arrangement with these conditions would require us to raise and commit additional funding, which we currently do not have and would have to obtain in the future. We cannot ensure that we can obtain any required funding. Further, any funding committed to such efforts may not be recovered if the joint venture or strategic relationship is not completed or successful.

We intend to enter commercialization arrangements for the licensed technology only with third parties that are permitted in the applicable jurisdiction to legally produce and manufacture cannabis-derived products and byproducts for sale and use, including cannabis concentrate oil or powder product for the medical, food additive, and recreational cannabis consumption markets. The licensed technology is designed to produce, after the final processing step, both THC and CBD concentrates that mirror the source cells with potency meeting our requirements. Generally, we will seek commercialization through firms that have the requisite cannabinoid permits and financial ability to scale-up commercially sized bioreactor production facilities capable of producing at each production site 60,000 pounds per annum of a predictably harvested plant-derived material with reliable qualities and quantities.

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

We entered into a Patent and Technology Sublicense Agreement (the “Sublicense Agreement”) on April 22, 2020, under which we granted to ICS the right to use the sublicensed technology to produce, manufacture, market, and sell CBD and related byproducts and derivatives having less than 0.3% measurable THC on a dry weight basis. The sublicense will become effective when the efficacy demonstration is complete with confirmed results demonstrating that: (a) the cannabinoid concentrates produced, harvested, and dried during a full cycle of the licensed technology process contain at least 90% of the measurable percentage levels of THC and CBD as the donor cells; (b) this result is achieved at a project utility, production, and supplies cost of $0.10 per gram, or roughly $50 per kilogram; (c) we have provided the operations manual; and (d) we have provided all necessary equipment designs and vendor resources. Since we waived compliance with the original efficacy demonstration requirements that were effective when we entered into our agreements with ICS, we will need to renegotiate the terms of our arrangements with ICS, and we cannot ensure that we will be successful in doing so.

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

We have informally discussed with ICS how we might move forward with our arrangements for placing a plant into production, but no new agreements have been reached, and we cannot ensure that we will be able to negotiate mutually acceptable terms for proceeding.

Commercialization Support Services

We expect that we will be required by our commercial partners to provide substantial business and technical support to help them build and equip a commercial production laboratory to use our cell-extraction and replication technologies and related proprietary equipment, processes, and medium formulations. Such required technical support will likely include component planning related to a variety of matters, such as:

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

•introduction to external consultants, engineers, scientific, compliance, manufacturing, shipping/packing, and distribution resources;

•procurement and installation of proprietary bioreactors and all support equipment;

•process training for:

•seed culture harvest from donor plants;

•seed culture growth cycle;

•adding seed culture to production bioreactors with proprietary media culture;

•cell growth cultivation harvest filtration cycle;

•drying equipment operation post-production processing options for the plant material;

•concentrate plant material refinement processes, which may include distillation and or freeze drying processes;

•initial product harvest and packaging plant material compliant labeling, testing, and handling;

•guidelines for internal and third-party laboratory testing contract review of services;

•guidelines for product to non-flower product market options; and

•consulting to use the product in regulated proprietary products.

The exact expectations or requirements of potential joint venture or strategic relationship participants are unknown, cannot now be predicted, and are likely to change as our commercialization efforts continue. All of such efforts will require advance funding that we do not have and may be unable to obtain.

Sources and Availability of Raw Materials

Completion and operation of a facility using our licensed technology to produce cannabinoids is dependent on the availability of standard biological laboratory equipment and supplies and the acquisition and operation of proprietary equipment. In some cases, existing available equipment must be significantly modified and customized to perform required tasks and procedures. Similarly, media culture formulations have been developed from raw materials commercially available from multiple suppliers. Since early 2020, the efficacy testing has been materially and adversely impacted by the shortages or unavailability of equipment or supplies. We will continue to be subject to these shortages and delays as we continue the production and process engineering.

Our commercialization of the cell-extraction and replication technology will require us to obtain raw materials for cell culture media that are mixed and packaged by third parties for sale to a sublicensee. We believe third-party providers are available to mix, package, and deliver of our proprietary media culture to our licensed production facilities, but we have not entered any arrangements to obtain such services. We cannot predict whether commercial partners will be able to readily acquire or build the equipment or obtain the supplies necessary to construct and operate a commercial cannabinoid production without unusual costs or delays.

The source and availability of required raw materials may have changed since we deferred commercialization efforts since the commencement of our fiscal year ended July 31, 2023.

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

Although we intend to seek patent protection for additionally developed proprietary technology, the patent positions of our products are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any current or possible future patent applications will result in the issuance of any patents or whether such patent applications will be circumvented or invalidated. We cannot ensure that all U.S. patents that may pose a risk of infringement can or will be identified. In addition, although we do not believe that any patents or other proprietary rights that we license infringe upon the rights of third parties, there may be third parties that hold patents of which we are unaware. This includes competitors or potential competitors that may have filed applications for, or received, patents and obtained additional patents and proprietary rights relating to compounds or processes competitive with those covered under the Integrated License Agreement.

We could incur substantial legal and other costs to protect our proprietary rights against infringement by third parties. Similarly, we cannot ensure that others may not assert infringement claims against us in the future, and we recognize that any such assertion may require us to incur legal and other defense costs, enter compromise royalty arrangements, or terminate the use of some technologies. Furthermore, we could face delays in obtaining licenses when we may have infringed on other patents and may encounter delays in product market introductions while attempting to design around conflicting intellectual property rights.

We rely on patented and unpatented trade secrets, and we cannot ensure that we can meaningfully protect our rights to them or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our trade secrets and technology. We require confidentiality agreements to be executed in circumstances when our personnel, consultants, and advisors will have access to proprietary information. We cannot ensure, however, that these agreements will provide meaningful protection against, or in the event of, unauthorized use or disclosure of such information. Further, disclosures of our proprietary information may enable others to challenge our process or facilitate reverse engineering important components of our technology.

The organic and non-organic media culture, augmented with specific gases and cycles of certain light waves during the growth cycle, is a trade secret Not protected by patent.  While it is possible that this formula and coordinated growth and harvest processes could be reverse engineered by a competitor, we intend to control access to the formula by contracting with vendors that will only produce one component of the end-product media culture.

Research and Development

We had no research and development expenditures during the fiscal years ended July 31, 2023 and 2022, and thereafter.  Instead, we have benefitted from, and relied on, the research and development activities of affiliates.

Cannabis Industry

According to trade journals, business news following the cannabis industry worldwide, and public company information available for Canadian companies and U.S. companies domiciling in Canada, the average industry reported (including both private and public companies) cost to grow cannabis flower and trim in an inside-grow facility in California is approximately $680 to $950 per pound, without capital expenses or taxes, and approximately $325 to $420 per pound in a typical California controlled environment greenhouse grow. The end-product flower, before taxation, depending on the state and the strain, is selling for $900 a pound to over $4,000 a pound.

We believe that the combination of the licensed technology and processes could deliver a high-quality plant-derived material at costs below $250 per pound, including the license royalty payments to us in a commercially scaled laboratory, which we estimate is approximately one-third the capital expense cost of a comparable controlled environment greenhouse grow facility.

Certain states are currently facing oversupplies of raw goods from cultivation, resulting in price suppression of both flower and trim.  Additionally, the growth of illegal cultivation and manufacturing capacity is depressing legitimate licensed operations sales to consumers.  Lastly, the propensity of some states to grant more licenses than required to support either medical and or recreational market demand in that particular state market is forcing price suppression for both flower and trim raw goods as well as end products.

Competition

We believe that competition in the commercial cannabinoid industry is based primarily on price per unit, predictable and replicable taste, aroma, and CBD or THC concentration, compatibility with applicable regulatory requirements and the evolving taste and experience preferences of cannabis consumers. Our analysis of the competitive environment is based on our expectation that additional states will legalize medical and recreational use of cannabinoids and that, once added, the respective state regulators will not impede the process for license qualification by either confusing or cumbersome application and qualification processes or fees that are unreasonable to attract operators.

Cost of cannabis raw goods is a function of both amortization of required capital costs and operating expenses. Based on the efficacy testing to date, we believe that capital costs for our cell-extraction and replication production facilities will compare favorably to capital costs required for a plant-based open-grow controlled environment greenhouse or an inside-grow hydroponic production facility of similar capacity. Similarly, we project lower per-unit production operating costs for cell-replicated production than open-grow greenhouse or hydroponic production facilities. Our estimates are financial approximations of the economic effects derived during the efficacy testing, and we cannot ensure their accuracy for scaled production.

Another principal competitive factor is the replicable and predictable ability of our cell-extraction and replication technology to produce cannabinoids with flavor, aroma, and CBD or THC concentration that accurately mirrors the source cells. A part of this quality consistence and assurance is that laboratory-produced cannabinoids are free of pests, soil or water or air contaminants blights, and varied “flower potency” harvests common to the current plant-based live-grow industry. Our planned production and process engineering will address assuring that the satisfactory test results achieved to date can be achieved in large-scale commercial production facilities.

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

We consider anyone producing THC and CBD cannabinoids to be both a prospect for commercializing our licensed science as well as a competitor for any prospective commercialization arrangement. We believe principal competitors for our plant-based process are current cultivation operations.  Additionally, we could face competition from new approaches attempting to grow cannabinoids in a host material, or from companies that are focused on developing and producing synthetic cannabinoids such as Ginko and many others. Traditional greenhouse cultivation production methods, which claim lower capital costs and higher quality than warehouse grown cannabis, are our direct competition. Curaleaf for example, enjoys the advantages of established cultivation and or production capabilities in multiple states. Many of the current multi-state operators (MSO) are engaged in the clone-to-production cannabis business with operations for cultivation, product manufacturing, and retail dispensaries are licensed in multiple states. These companies have been in the market for many years and have significant resources and established market share. There are a growing number of new entrants of various sizes into the cannabis growing industry that, together with the industry leaders present a large, diversified, well-funded, and capably managed array of competitors with capital investments in competing cultivation processes. Many of the firms with which our commercial partners will compete have large financial and management resources and established positive industry reputations, distribution channels, customer relationships, operating histories, and reputations. We cannot ensure that our licensed science will be able to compete effectively.

Government Approvals and Regulation in the U.S. Cannabis Industry

Legislation and Interpretation

Thirty-eight states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use. An additional seven states permit cannabis based CBD products with reduced THC presence. However, cannabis is a Schedule I drug under the Controlled Substances Act of 1970, or CSA, and is therefore illegal under federal law. The U.S. Supreme Court has ruled that the federal government has the right to regulate and criminalize the sale, possession, and use of cannabis, even for medical purposes. Thus, even where cannabis has been legalized under state law, its use, possession, or cultivation remains a violation of federal law.

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

Certain states have regulations that prohibit the use of any growth hormone to produce cannabinoids, which may apply to our technology. In those states, we would need to seek and obtain specific esemptions from the application of these regulations to the use of our licensed technology. We cannot assure that we can obtain such exemptions or that we will be able to license our technology for commercialization in those states.

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

Should the federal government legalize cannabis for medical use, it is possible that the U.S. Food and Drug Administration, or FDA, would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including requirements to use certified good manufacturing practices related to the growth, cultivation, harvesting, and processing of medical cannabinoids. Additionally, the FDA has issued warnings regarding products with Delta 8 THC cannabinoids, as well as warnings to manufacturers that have purposefully, in the FDA’s judgement, produce, package, and sell products that can be confused by consumers with non-cannabis snack, food, or beverage offerings.

Citing concern over the growing number of claims related to inclusion of cannabinoids in dietary supplements, food additives, beverage additives, topical cosmetic creams, etc., the FDA, in January of 2023 determined that the existing regulatory framework historically utilized is not appropriate for Cannabidiol, and requested that Congress specifically create a federal regulatory framework for food and supplements that contain THC or CBD. Referencing safety concerns for unknown dosage impact, long term harm to liver and other organs, harm to the male reproductive system, as well as the potential harm to women that are pregnant or breastfeeding, Principal Deputy Commissioner, Dr. Woodcock, and her team have determined that inadequate information exists that demonstrates conclusively that CBD products could or would meet safety standards for dietary supplements or food additives, for humans or animals.  Until a new regulatory pathway is created, the FDA has signaled that they will remain diligent in protecting consumers and enforcing current regulations regarding medical claims and consumption of products with cannabinoids.  It is possible, and probable that the FDA will require clinical trials to verify efficacy and safety before any interstate commerce would be allowed in cannabis products for food or medical purposes. The current law requires any company that incorporates an “additive” in food or beverage to demonstrate conclusively that no harm to the consumer is probable. It is also possible that the FDA, if cannabis products regulations under the CSA is changed, would require that facilities where medical or food/beverage cannabis is grown be registered with the FDA and all processes comply with certain federally prescribed regulations. If these regulations, or proposed regulations, were imposed.  We do not know what the impact would be on the cannabis industry generally and on us specifically and what costs, requirements, and prohibitions may be enforced. If our commercial partners are unable to comply with the regulations or registration as prescribed by the FDA, they may be unable to continue to operate their businesses in the U.S. markets.

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

The current laws prohibit cannabis companies from having a bank account at a federally chartered bank, and these companies must conduct their transactions in cash or with bartered goods or services.  We may be required to accept cash as payment for rights to utilize the licensed science.

We face the possibility of regulators confusing our production processes with other processes in which cannabinoids are grown in a host material which requires chemical solvents to extract the targeted cannabinoids.

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

Overall, the U.S. federal government has specifically reserved the right to enforce federal law regarding the sale and disbursement of medical or adult-use marijuana even if such sale and disbursement is sanctioned by state law. Accordingly, there are several significant risks associated with our business and unless and until the United States Congress amends the CSA respecting medical and/or adult-use cannabis (and we cannot ensure the timing or scope of any such potential amendments), there is a significant risk that federal authorities may enforce current federal law, our business may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States. We do not intend to produce, transport, market, or sell cannabis products. We are not aware of enforcement determinations or policies under Section 280E targeting software companies, fertilizer companies, greenhouse companies, or similar businesses that provide goods or services to companies that do produce, transport, market, or sell cannabis products.

In the future we may separate components of our business under different subsidiaries in an effort to compartmentalize liability, but we cannot ensure that such a strategy will be successful.

Costs and Effects of Compliance with Environmental Laws

We do not anticipate that our business activities or future business activities will subject us to any environmental compliance regulations. However, our commercial partners may be subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. The processes and medium formulations that are parts of our licensed technology must be applied, used, and discarded in accordance with these requirements. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. We cannot ensure that future changes in environmental regulation, if any, will not adversely affect the operations of a commercial partner, which in turn will affect our operations. To address or mitigate environmental compliance concerns, our licensed technology process recycles water, does not use pesticides, and uses compact space.

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

Employees

As of the date of this prospectus, we have two employees, which include, Aristotle Popolizio, our Vice President and Secretary, and who is also a director, Juan Carlos Garcia La Sienra Garcia, our Chief Financial Officer, and also a director. A significant amount of competition still exists for skilled personnel in the medical cannabis-related industry. Nevertheless, we expect to be able to attract and retain additional employees as necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, and accountants as necessary.

Key Consultants

We will rely on consultants to provide key technical services in connection with our laboratory and engineering efforts respecting our licensed technology. We expect required services will address details of commercialization, long-term strategic planning, regulatory compliance, full-scale production plant design, product quality and design to meet market trends, cannabinoid chemistry, research and project management, and other technicfal areas.

We previously engaged consultants in the above areas but were unable to take advantage of their experience and expertise to advance commercialization of our technology during the fiscal year ended July 31, 2023, due to limited funding. We believe we will be able to re-engage previous consultants or establish new consulting relationships as the need arises, although we have no current agreement with any consultant.

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

On May 15, 2018, we privately sold 335,000 shares of restricted common stock, which constituted about 56% of our issued common stock, at $1.00 per share to OZ Company for consulting services. We subsequently appointed new management and directors. Further, on August 8, 2018, we issued four shares of newly authorized Series A Preferred stock to OZ Company in consideration of consulting services. On November 6, 2020, the four shares of Series A Preferred stock were transferred to Cell Science. The Series A Preferred Stock had super voting rights that enable the holder to control the election of our board of directors and, ultimately, our direction. In furtherance of iur current financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes. We now have outstanding only common stock, which is entitled to one vote per share on all matters.

Following the above change in control, we embarked on a new business plan to license and commercialize cell-extraction and replication technologies, primarily focused on the cannabis cultivation industry. These efforts lead to our initial license agreement with Cell Science in December 2018. As discussed in this Annual Report, that original license agreement has since been amended and revised as the Integrated License Agreement.

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

Risks Related to Ukrainian Crises

Russia’s recent military intervention in Ukraine and Hamas’ strikes in Gaza and the international community’s responses have created substantial political and economic disruption, uncertainty, and risk.

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

In early October, Hamas melodeonists launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement. In addition to deadly fighting, the conflict has created large numbers of refugees who are fleeing Gaza.

The Ukraine and Gaza military activities and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals and inflation. In these circumstances, our efforts to commercialize our technology may be delayed or otherwise negatively impacted.

Risks Related to our Business

Our entire business relies on the commercial-scale validation of our licensed cell-extraction and replication technology.

Our ability to exploit our licensed cell-extraction and replication technology for the commercial production of cannabinoids through joint ventures, strategic partners, and sublicenses is conditional on satisfactory completion of ongoing process and product refinement and customization, which has not been funded. We cannot predict when or whether we will obtain necessary funding or complete our planned work. We cannot ensure that the substantive results of our planned efforts will be accepted by prospective commercial partners. Our commercialization efforts will be dependent on our ability to convince prospective commercial partners that our licensed cell-extraction and replication technology warrants the required commitment of capital, expertise, and other resources in the face of related risks, regulatory hurdles, and competitive factors. Even after a successful completion of planned process and product refinement and customization, there will initially be no established commercially operating facility using this technology successfully to support our commercialization efforts. We cannot ensure that any initial costs we incur will be recovered. Our lack of substantial commercialization progress in the year ended July 31, 2023, due to limited available financial and technical resources may have impaired the credibility and efficacy of our licensed technology and, therefore, our future commercialization efforts.

We cannot accurately predict when planned further work on our licensed technology will be completed satisfactorily.

We cannot accurately predict when the planned further work related to our licensed technology, which we believe will accelerate our commercialization efforts, can be funded or completed. Any delay in obtaining required funding or completing the planned work could postpone the commencement of our commercialization efforts and our potential for revenue. Our planned laboratory work will require substantial financial, technical, and management resources that have not been arranged, so we cannot predict whether or when the required work will be completed. We expect that the foregoing will require us to obtain additional capital, which we cannot ensure that we will be able to obtain on acceptable terms or at all. If required financing and planned work cannot be completed timely, we may have to abandon efforts involving the cell-extraction and replication technology for cannabinoid production and seek other business opportunities or suspend operations. Consequently, we would be unable to recover previous costs related to these abandoned activities. We have no other technology or know-how to exploit commercially.

Our licensed proprietary cannabinoid production technology has only been tested on a limited basis by related parties without qualified third-party replication.

To date the propriety technology that we have licensed has only been tested on a limited basis by our affiliates, Cell Science, which is also the licensor, and OZ Company, both of which benefit from favorable test results. Further, the testing was conducted by or under the supervision of Dr. Peter Whitton, the inventor of the licensed technology and our director, who will benefit substantially from the successful test that triggered the release of a large block of our common stock and a one-time payment required under the license agreement under which we acquired our rights. No qualified third party has independently replicated the entire process, results, processes, or procedures. Accordingly, we expect that prospective third-party investors, commercialization partners, investment bankers, and others will want to conduct their own independent tests to confirm the test results to date before transacting business with us. This requirement that potential commercial partners or others commit their own financial, technical, and management efforts to confirm the efficacy, reliability, and predictability of the proprietary technology may be a substantial barrier to commercialization. Our failure during the preceding fiscal year to further confirm the technical and commercialization validity of our technology may have impaired its credibility.

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

We are required to pay Cell Science a one-time payment under a one-year note for $3.5 million, currently due on December 31, 2027.. We currently do not have funds with which to pay this amount and have not arranged or obtained commitments for such funding from any source. We cannot ensure that we can negotiate any desired extension. Potential new providers of financing to the company may preclude or limit such payment from fresh funds.

Our ability to attract and enter joint ventures, strategic alliances, or sublicenses with producers, distributors, and sellers is uncertain.

We will need to identify and attract qualified, interested third parties to commercialize our cell-extraction and replication technology for cannabinoid production. We cannot ensure that we will be able to successfully enter into any commercialization arrangement. We estimate that a new facility designed to produce about 5,000 pounds of dry plant-derived material per month using our licensed technology will require a capital investment of from $3.9 million to $4.6 million for equipment, plus any necessary leasehold improvements to support the production facility Additionally, the facility will require capital for employees and contractors to initiate and thereafter support the production process, utilities, taxes, debt and or lease service, and necessary insurance coverage.  The facility from initiation of growing the first seed cultures will require up to twelve months before the first harvest. We expect to encounter third-party reluctance to commit substantial capital to use our technology, which will at least initially be commercially untried by others. Accordingly, we cannot predict when or the pace at which we may be able to enter commercial arrangements to generate revenue. We may be forced to delay planned commercialization efforts, seek other commercialization strategies, or obtain additional capital to continue.

We cannot ensure that we will be able to transfer the required technical know-how respecting our licensed technology to enable commercial partners to commercially produce cannabinoids.

Our licensed cell-extraction and replication technology for cannabinoid production is relatively sophisticated and complex and requires scientific expertise in sterile production facility plant construction and operation, particularly as compared to traditional open-grown, greenhouse, or hydroponic production. We cannot ensure that the licensed technology transfer and consulting strategies we plan to develop and use will enable our potential commercial partners to produce cannabinoids reliably, economically, and competitively.

Our long-term success will depend on the profitability of our commercialization arrangements, which we cannot control or predict.

Our long-term success will depend on the success of our future commercial partners and their ability to construct and operate commercial cannabinoid production facilities, market their products competitively, and achieve an overall, sustainable profit. The degree of commercial success and profitability of our commercial partners will affect our success in attracting additional commercial partners and the economic terms of our third-party arrangements. We cannot ensure that our commercial partners will be successful, which may incentivize us to adjust the terms of our existing or new arrangements to include terms less favorable to us.

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

Under our Integrated License Agreement with Cell Science, we are obligated to defend the licensed technology against third-party infringement. Therefore, we may be obligated to incur substantial legal, expert witness, and related litigation costs in any litigation that may be involved, whether initiated by us or a third party. We cannot ensure that we would be able to recover any costs incurred by us.

The markets for cannabinoid products may not grow at the rate projected by industry market data or at all.

We partially base our long-term business model on the anticipated long-term growing demand for cannabis and cannabis-related products in North America, particularly in the United States, because of regulatory liberalization and growing social acceptance and use. We cannot ensure that our projections, based on numerous assumptions and projected effects of future events, will materialize. Limitations or slowness in the increase of demand for cannabis and cannabis-related products in the United States would also limit our possible growth. We cannot predict the extent to which some reported local market saturation may affect us. There are recent indications that growth for cannabis products in certain markets may not be growing as we initially anticipated or may be tempering or declining. We cannot predict future market demand in any industry segment.

The states that have approved cannabis consumption for either medical or recreational purposes have varied compliance and tax structures that may adversely impact the ability of cannabis licensees to operate profitably. Many of the states have aggressive growth plans in terms of the number of licenses for cultivation, manufacturing, and distribution that have been, or are being granted.  While the number of licenses a state may grant is incentivized by projected tax revenue from cannabis, particularly in states (24) that have granted full recreational consumption, the strategy may depress earnings because of competition and or oversupply.  If this occurs, it may make it more difficult for prospective sublicensees of our company to attract the necessary capital to build and operate production facilities.

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

We believe the cannabinoid industry is highly dependent upon consumer perception regarding the safety, efficacy, and quality of cannabis and related products distributed to consumers. Consumer perception of the products produced by commercial partners using our licensed technology can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, informal social media exchanges, and other publicity regarding the consumption or use of cannabinoid products. We cannot ensure that future scientific research, reports, findings, regulatory proceedings, litigation, media attention, or other publicity will be favorable to the cannabis market or products or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention, informal social media exchanges, or other publicity that is perceived as less favorable than, or that questions, earlier research reports, findings, or publicity could have a material adverse effect on the demand for use of the licensed technology and consequently, our business, results of operations, financial condition, and cash flows. Negative publicity or public opinion may adversely affect consumer demand for cannabinoids produced and sold by our commercial partners, which would also adversely affect our ability to establish new commercial relationships that generate royalty revenues from commercial partners or sublicensees. In turn, these adverse effects would have an adverse impact on our business, results of operations, financial condition, and cash flows.

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

We may encounter difficulties and increased costs in arranging a new suitable loboratory for our equipment and further technology testing.

Under our recent debt restructuring agreement with VO Leasing, we anticipate moving our laboratory to a new licensed location. In addition to finding a suitable licensed facility, we will have to install substantial and costly tenant improvements and move our existing equipment and related assets to the new location, which will involve substantial expenses that we may not recover.

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

Suppliers of off-the-shelf or custom laboratory equipment, as well as suppliers of our media culture ingredients, may determine that supporting our licensed science production facilities may comprise economic, reputational or regulatory risk.

Our connection to the retail cannabis industry may impair our access to the large and lucrative pharmaceutical/biotechnology / food and or beverage sectors in due course.

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

The commercial cannabis industry is a relatively new industry, and we anticipate that regulations will constantly be changing as the federal government and each state monitors the applicable regulatory regime and commercial activity. Our commercial partners will be subject to a variety of laws, regulations, and guidelines relating to the production, manufacturing, management, transportation, disposal, storage, distribution, sales, use, health, testing and safety of cannabis and derived products and byproducts as well as laws and regulations relating to drugs, controlled substances, health, and safety. In addition, publicly held cannabinoid producers may be subject to other federal and state securities laws and the rules and regulations of self-regulatory organizations such as the exchanges on which their securities are traded.

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

States that permit the production, transportation, and sale of cannabinoids for either medicinal or recreational purposes have adopted a comprehensive regulatory and taxation regime. The state regulations generally impose stringent record keeping, labeling, and processing compliance, reporting, and taxation requirements. State enforcement of applicable laws, regulations, and administrative policies can result in sanctions, fines, license termination and other sanctions against companies producing, transporting, or selling cannabinoids, State compliance requirements will directly apply to our strategic partners and will indirectly require us to adopt compatible policies and practices.

We cannot ensure that state and local regulatory regimes will accommodate our plant cell-extraction and replication cannabinoid production technology.

We cannot ensure that state and local cannabinoid regulatory regimes that are based on plant live-grow production are compatible with our plant cell-extraction and replication technology. We anticipate that we will need to address the regulatory regimes in each state and local jurisdiction to ensure that it is compatible with and will accommodate our plant cell-extraction and replication production technology. Further, we cannot ensure that any necessary changes in laws, regulations, or administrative policies or interpretations will be adopted or implemented. Accordingly, we may be limited in or prohibited from establishing commercial partners in certain states.

Strict enforcement of federal laws regarding cannabis would likely severely restrict our ability to execute our business plan.

In the United States, cannabis is largely regulated at the state level. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis, and 24 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use.” Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the Controlled Substances Act of 1970 (the “CSA”) and as such, cultivation, distribution, sale, and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor. Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the interstate production, transportation, possession, sale, and use of cannabis remain violations of federal law that are punishable by imprisonment, substantial fines, and forfeiture. Our commercial partners will be directly subject to these laws and regulations. Companies that are not engaged directly in the cultivation, production, manufacturing, or sale of cannabis or cannabis-derived products nevertheless may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws. Therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability and the inability of our commercial partners to execute our respective business plans.

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

The Rohrabacher–Farr amendment (also known as the Rohrabacher–Blumenauer amendment) prohibits the U.S. Department of Justice (“DOJ”) from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states that have legalized such activity. On March 15, 2022, the amendment was renewed through the signing of the fiscal year 2022 omnibus spending bill and will be effective through September 30, 2022. We cannot ensure that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law. Potential proceedings could involve significant restrictions being imposed upon us or our commercial partners, which could have a material adverse effect on us.

We and our commercial partners may have difficulty accessing the services of banks, which may make it difficult to sell our products and services.

Federal and federally insured state banks currently do not do business with companies that grow and sell cannabis products on the stated ground that growing and selling cannabis is illegal under federal law. Financial transactions involving proceeds generated by cannabis-related activities can form the basis for prosecution under certain federal statutes, including the BSA. Guidance issued by the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the BSA. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the enforcement priorities enumerated in the so-called “Cole Memo,” issued on August 29, 2013, under the Obama Administration, when determining whether to charge institutions or individuals with any of the financial crimes based upon cannabis-related activity. However, in January 2018, under the Trump Administration, the DOJ issued a policy memorandum on federal marijuana enforcement announcing a return to the rule of law and rescinding previous guidance documents, including the Cole Memorandum. In this memorandum, Attorney General Jeff Sessions directed U.S. Attorneys to determine whether to pursue prosecution of cannabis activity based upon the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of crimes on the community. In his February 2021 congressional testimony, then-nominee for U.S. Attorney General, Merrick Garland, stated that he would reinstitute a version of the Cole Memorandum and reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana,” in written responses to the Senate Judiciary Committee. However, to date, the DOJ has not taken any formal steps respecting this matter. Therefore, banks remain hesitant to offer banking services to cannabis-related businesses, which continue to encounter difficulty accessing banking services. We cannot ensure that we will be able to avoid being considered by financial institutions to be engaged in the cannabis industry, which would adversely affect our banking relationships. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges that could result in our inability to implement our business plan.

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

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level, judges in multiple U.S. states have on several occasions refused to enforce contracts relating to the cannabis industry, including for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce contracts we enter, if necessary. We cannot ensure that we will have a remedy for breach of contract, which could have a material adverse effect on our business, revenues, operating results, financial condition, and prospects.

We would suffer severe penalties and other consequences if we or our agents are found to be in violation of the Foreign Corrupt Practices Act or anti-bribery laws.

Our business is subject to U.S. laws that generally prohibit companies and personnel from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are subject to the anti-bribery laws of any other countries in which we may conduct business. Even though our policies and procedures mandate compliance with these anti-corruption and anti-bribery laws, our personnel or other agents may, without our knowledge and despite our efforts otherwise, engage in prohibited conduct for which we may be held responsible. We cannot ensure that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by our affiliates, personnel, contractors, or agents. If our personnel or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition, and results of operations.

Our business may be adversely affected by the environmental regulations applicable to the businesses of our commercial partners.

We do not anticipate that our future business activities will subject us to any direct environmental compliance regulations. However, the operations of our commercial partners may be subject to environmental regulation in the various jurisdictions in which they operate. These regulations may mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. The processes and media formulations that are parts of our licensed technology must be applied, used, and discarded in accordance with these requirements. Environmental legislation is evolving in a manner that may require stricter standards and enforcement, increased fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. We cannot ensure that future changes in environmental regulation, if any, will not adversely affect the operations of a commercial partners or sublicensees, which in turn will affect our operations.

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

•any claims that a commercialization partner will earn a specific amount of money through the business opportunity; and

•references for our company.

We cannot ensure that any disclosure document that we use will comply with the FTC rules and applicable state disclosure requirements. Our failure to meet applicable business opportunity requirements may expose us to regulatory sanctions, civil liability to commercial partners, and business interruptions while we bring disclosure into regulatory compliance.

Risks Related to our Company

Our efforts to obtain adequate external financing have been and likely will continue to be affected by our negative working capital, substantial past due indebtedness, and other factors.

We are seeking and will likely continue to require substantial funding from external sources, principally through the sale of equity or debt securities. We believe that our finding efforts will likely continue to be adversely affected by: our substantial indebtedness to related parties that had been extended or restructured several times to avoid default,

•our planned expenditure of substantial portions of the anticipated net proceeds from the financing to pay past-due indebtedness, including payments to related parties,

•the continuing control of our corporation by Demetri Michalakis on behalf of Inter-M Traders FZ, LLE, and J.R. Munoz on behalf of OZ Company, each a principal stockholder, resulting to the contractual right to designate directors.

•the continuing control of our corporation by our founding and principal stockholders who together will own approximately 38.44% of our voting common stock, after giving effect to the sale of all offered convertible secured notes and their conversion to common stock

•the fact that less than 34% of our outstanding shares are publicly held;

•the small amount of net proceeds from the proposed financing allocated to advancing commercialization of our licensed technology;

•the market for our common stock that has no substantial, recurring trading volume and that is subject to limitations on broker quotations and proprietary trading

•our failure to commercialize our licensed technology notwithstanding our announced commercial feasibility of the technology in July 2021,

•our inability to recruit and retain experienced, qualified high-level business and technical executives with experience and relationships in the US cannabis industry,

•the leveling or declining public interest in the cannabis industry in the face of emerging compliance public acceptance of medical and recreational cannabis commercialization, and

•other factors of which we may not be aware and that are outside our control.

Our current and future efforts to obtain additional financing may be adversely affected by the amount of our past due indebtedness, including amounts due to related parties.

As of July 31, 2023, our aggregate liabilities were $9,796,766, almost all of which was over 30 days past due. Our liabilities included $3.5 million due under a note due Cell Science, a related party, $3,244,672 due OZ Company, and $333,380 past due for compensation to officers and directors. The remaining about $2.3 million is due several unrelated trade creditors. Much of this indebtedness has been past due for over 18 months. We intend to seek to negotiate extended or discounted payments for many of these creditors but may be unable to do so. Such creditors may have the power to initiate insolvency proceedings against us. Further, the requirement that we use net proceeds from new financings to pay delinquent obligations, particularly to related parties, will negatively impact our fundraising.

Rising prevailing interest rates, inflation, and their economic consequences have depressed the securities markets generally and the market for our common stock, which adversely affects our efforts to obtain external funding.

Growing inflation and a series of increases in US government set interest rates and the resulting spread of higher interest rates in the United States and world-wide and their resulting economic consequences have broadly depressed prices in the market for US securities in general and our securities in particular. We anticipate that our funding will likely be obtained through the sale of equity securities, principally common stock, or securities convertible into equity securities. We cannot ensure that we can obtain adequate financing in the foregoing circumstances.

We cannot ensure that we will be able to successively reorganize our board of directors and management in order to commercialize our licensed technology.

We plan to reorganize our management and board of directors to obtain additional technical, financial, and technology commercialization expertise, whether as required as part of our ongoing financing efforts or at the initiative of current officers and directors. We cannot ensure that we will be able to recruit and retain experienced, qualified high-level business and technical executives with experience and relationships in the US cannabis industry.

Continuing controlling influence of two principal stockholders.

As part of our financing efforts Inter-M-Traders FZ LLC, a principal stockholder, and John R. Munoz or OZ Company, as Lead Investor each have the right to designate two of our four-member board of directors. And, until our 13% Convertible Secured Notes are paid, in the event of death, resignation or removal of a designated board member, Inter-M and/or John R. Munoz or OZ Company, as the case may be shall have the right to appoint a replacement. If we sell an aggregate of $5.0 million in 13% Convertible Secured Notes by December 31, 2023, the Board shall be increased to (5) directors with the one (1) additional Independent Director to be choosen and designated by a majority of the then existing four directors, and agreed to by Inter-M. In the event of the Board is deadlocked, then the current Board will provide the bios and information of the top three (3) potential Independent Director candidates to the Inter-M, and Inter-M will then choose or reject the candidate to become the fifth (5th) director on the Board.  Further, if the Lead Investor has not raised the aggregate of $5,000,000 by December 31, 2023, the Lead Investor has agreed to execute a proxy and grant the right to the Principal Shareholder, to vote the Lead Investor’s shares. Provided that the Lead Investor has raised an aggregate of $5,000,000 within 90 days of December 31, 2023, the proxy would terminate.

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

•the terms and conditions of any amendment or modification of any of these arrangements and related agreement interpretations and administration, and

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

We have adopted a Code of Ethics that requires our board of directors to refrain from approving any transaction that is not in our best interests and is not on terms at least as favorable to us as could be obtained as a result of arm’s-length negotiations between unrelated parties in a similar situation. We have not adopted any other policy respecting decisions involving conflicts of interest and cannot ensure that any such issues will be resolved in our favor. We cannot ensure that the Code of Ethics has or will apply to all potential conflicts or that its provisions will not be waived. Further, we cannot ensure that our efforts to recruit and retain new directors will increase the number of independent directors or result in a board comprised of a majority of independent directors.

The impact of the COVID-19 pandemic and its consequences on our business, financial position, and results of operations continues to be unpredictable and will likely continue to have negative effects on our business and results of operations and commercialization of the licensed intellectual technology.

The impacts of the COVID-19 pandemic and its broad consequences continue to be highly unpredictable and volatile in the light of the potential for a resurgence of infection rates or because of future mutations, variants, or related strains of the virus. Recent years have demonstrated the widespread and varying impacts of the pandemic on certain business operations, costs of doing business, supply chain operations, the extent and duration of measures to try to contain the virus (such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions on retailers), and our ability to predict future performance, among other things.

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

The auditor’s reports for the years ended July 31, 2023 and 2022, and previous periods contain explanatory paragraphs about our ability to continue as a going concern.

We have not generated revenue and have limited capital. We have incurred losses since inception resulting in an accumulated deficit of about $47.5 million as of July 31, 2023. Our auditor stated in its report on our July 31, 2023, audited financial statements that it has substantial doubt that we will be able to continue as a going concern without further financing. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually attain profitable operations and to obtain acceptable financing in the interim period.

We anticipate that any additional funding that we obtain will be in the form of equity financing from the sale of our equity securities, principally common stock, or debt convertible to equity securities. However, we cannot ensure that we will be able to raise sufficient funding from the sale of our common stock or be able to obtain debt financing. The risky nature of our business enterprise and our lack of revenue may place debt financing beyond the creditworthiness required by most banks or typical investors in corporate debt until such time as we generate recurring revenue from technology commercialization. We do not have any arrangements for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. Increases in prevailing interest rates and the rates of inflation in the preceding several months has increased the difficulty of obtained required financing.  We have no plans, arrangements, or contingencies in place if we cease operations.

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

Because of these factors, we have failed to: (i) maintain records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements. As a result of these weaknesses, we were unable to file timely our Annual Report on Form 10-K for the year ended July 31, 2021, and have amended our quarterly reports on Form 10-Q for the fiscal quarters ended October 31, 2020, January 31, 2021, and April 30, 2021, and our Annual Report on Form 10-K for the year ended July 31, 2021, to correct the initial filings or add omitted information. We have further amended our Annual Report on Form 10-K for the year ended July 31, 2022, to correct the initial filing and inadvertent overstatement of compensation expense, and we are late in filing this Annual Report on Form 10-K for the year ended July 31, 2023.We have not implemented curative measures to address these weaknesses.

We have a limited operating history.

We were incorporated in 2008 but had little or no activity until we obtained license rights to cell-extraction and replication technology for commercial cannabinoid production in late 2018. However, we have not completed the required planned engineering, so we have not commenced commercialization in this technology to generate revenue. Therefore, we are subject to the risks common to early-stage enterprises, including undercapitalization, few personnel, limited financial and other resources, and lack of revenues. We cannot ensure that we will be successful in achieving a return on our stockholders’ investments. Our likelihood of success must be considered in the light of our early stage of operations.

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

We cannot ensure that our strategy of commercializing our technology through third-party cannabinoid producers, even if we enter several or multiple arrangements, will generate sufficient revenue to meet related costs and result in a profit. We will incur operating costs in marketing our technology, completing commercialization arrangements, providing technical and operational support to our commercial partners, and otherwise operating our business. We cannot ensure that our revenue will offset these costs. We may not be profitable.

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

Our success is dependent upon the ability, expertise, judgment, discretion, and good faith of our executive management and consultants and our ability to attract, develop, motivate, and retain highly qualified and skilled personnel and consultants. We rely on scientific advice from Dr. Peter Whitton, the inventor of the cell-extraction and replication technology on which our business is based, who has numerous other commitments and demands on his attention. Qualified, experienced individuals and cannabis industry consultants, such as our principal technical consultant, are in high demand, and we may incur significant costs to engage them. The loss of the services of our executive management or consultants, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute our business plan and strategy, and we may be unable to find adequate replacements on a timely basis or at all. We have no key-man life insurance on any of our employees or consultants.

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

Product liability claims or regulatory actions against us could result in increased costs, adversely affect our reputation generally with existing or potentially new commercial partners and have a material adverse effect on our results of operations and financial condition. Although we are also currently pursuing additional insurance coverage for product liability claims, such insurance is expensive, and we cannot ensure that we will be able to obtain desired insurance coverage on acceptable terms or at all. Any insurance coverage we maintain will be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. Our inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the licensed technology.

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

We may also be subject to cyber-attacks or other information security breaches, and we cannot ensure that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, we will prioritize cybersecurity and the continued development and enhancement of controls, processes, and practices designed to protect systems, computers, software, data, and networks from attack, damage, or unauthorized access. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Ongoing domestic and international financial conditions will adversely affect our business and operations, our prospective commercial partners, the cannabinoid industry, and the world generally.

In recent years, global commercial and financial markets have experienced significant reoccurring disruptions, including severely diminished liquidity and credit availability, larger levels of sovereign and individual indebtedness, increased trade tariffs and barriers, supply chain delays or failures, declines in consumer confidence, declines in economic growth, increased unemployment, and uncertainty about economic stability. We cannot ensure that significant deterioration in credit and financial markets, prevailing interest rates, international trade, and confidence in economic conditions will not occur in the future. Any economic downturn, volatile business environment, or continued unpredictable and unstable market conditions could have a material adverse effect on our business, financial condition, and results of operations.

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

We cannot ensure that we will be able to compete successfully.

We expect significant competition from other companies offering cannabinoid production technologies or producing, transporting, or marketing cannabinoids. We believe that competition in the commercial cannabinoid industry is based primarily on price per unit; predictable and replicable product flavor, aroma, CBD or THC concentration; and ease and predictability of regulatory compliance. Price per unit of production will be based on the cost of amortizing capital expenditures and covering production and operating costs, and we cannot ensure that production using our licensed technology will enable commercial partners to compete on these terms. Our potential commercial partners’ principal known competitors have established production, transportation, and marketing infrastructure and market recognition in the multiple states in which they operate and are well capitalized with experienced management and technical resources. Numerous companies appear to be applying for cultivation, processing, and sale licenses, some of which may have significantly greater financial, technical, marketing, and other resources than we have. These competitors may be able to devote greater resources to the development, promotion, sale, and support of their products and services, and may have more extensive customer bases and broader customer relationships. We may be at a competitive disadvantage to live-grow plant producers because of the lack of established regulatory accommodation of plant cell-extraction and replication production methods. To the extent that we are not able to market and enter enough commercialization arrangements, our business, financial condition, and results of operations could be materially and adversely affected. Recent changes that we perceive in the cannabis industry my disrupt the competitive environment in ways we do not know or control.

We may not have a competitive price advantage as compared to producers of CBD containing less than 0.3% THC from hemp, which was sanctioned in 2018 under the Agriculture Improvement Act.

We are advised of an ongoing dispute between a minority stockholder Mentone, Ltd., and its other stockholders respecting the minority stockholder’s removal from Mentone’s board and Mentone’s purportedly unauthorized transactions related to the licensed cell replication technology.

A minority stockholder of Mentone has advised us of his claim that he was unlawfully removed from the board of directors of Mentone and that it was unauthorized to enter into certain agreements with Cell Science that led to its license of the subject cell replication technology to us.  The Mentone minority stockholder has threatened litigation seeking equitable remedies and money damages against Mentone and its other stockholders.

We recently received by commercial courier a copy of a purported complaint for a lawsuit filed in Cyprus by the minority stockholder of Mentone, purportedly on behalf of Mentone, which names the Company, one of our current directors and vice president, and one of our former directors and executive officers, as defendants in said complaint.  We do not believe we have been served pursuant to the requirements of international law.

We have been advised verbally that the complaint had been or was dismissed as to our company and our current and former officers and directors named in the complaint but have not received any written confirmation of such dismissal.

This action by Mentone is further in contravention of and violates the terms of the Agreement, Assignment Waiver and Estoppel (the “Estoppel Agreement”) entered into by Mentone with Cell Science, the Licensor, our company, and others on September 22, 2020, that provides us with the potential remedy to seek cancellation of any of our shares received by Mentone and its owners. We believe the complaint is without merit, and if necessary, we intend to challenge its claimed jurisdiction over us, defend ourselves vigorously on the merits, assert all defenses and counterclaims, assert cross-claims against other parties to the Estoppel Agreement, and seek remedies provided under the Estoppel Agreement against all other parties to that agreementas warranted.

Risks Related to our Common Stock

Our Common Stock is only Eligible for Unsolicited Quotes

Our common stock is eligible for unsolicited quotes only and not eligible for proprietary broker-dealer quotations, which exposes our stock to higher trading risks and reduces investor liquidity.

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

Market price fluctuations in our common stock may be due to the quotation or transaction volume our results of operations or public releases failing to meet market expectations, negative news about us or the cannabis industry, adverse changes in general market conditions or economic trends, social media activity outside our control, or other material public announcements by us or others. Financial markets for the stock of smaller capitalized companies historically have experienced significant price and volume fluctuations that have often been unrelated to the operating performance, underlying asset values, or prospects of such companies. Accordingly, the market price of our common stock may decline even if our results of operations, underlying asset values, or prospects improve or do not change. We cannot ensure that continuing fluctuations in price and volume of our common stock will not occur. If increased levels of volatility and market turmoil continue, our ability to obtain capital from external sources, the trading price of our common stock, and our operations could be adversely affected.

We may issue common stock in the future, which may dilute a stockholder’s holdings in our company, including the investors in this offering, or have a negative effect on the market price of our stock.

We may sell equity securities (including convertible securities) in offerings, which may dilute a stockholder’s holdings in our company. Our articles of incorporation grant our board discretion to issue, sell, and determine the price and terms of additional preferred or common stock, including at prices less than the current market price per share. Our stockholders do not have preemptive rights. Moreover, additional common stock will be issued by us on the exercise of options under our stock option plan or warrants. Any transaction involving the issuance of preferred or common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our security holders, including the investors in this offering.

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

Due to the limited trading volume for our common stock, our stockholders may be unable to sell any or large quantities of our common stock into the public trading market without a significant reduction in the price of their common stock. We cannot ensure that there will be sufficient liquidity of the common stock on the trading market and that we will continue to meet the listing requirements of any public listing exchange or quotation medium.

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

OZ Company, an affiliate, provides our office and office-related equipment and communication facilities, including administrative services, for a fixed monthly fee of $34,000. We intend to find an alternative office facility and enter a long-term office lease with an unaffiliated party at prevailing market rates when increased operations warrant.

In lieu of any reduction to the one-time payment note owed to Cell Science, in January 2022, we accepted the assignment of all rights under the lease for the 5,000 square-foot facility and all rights in all laboratory equipment and related assets used in the efficacy demonstration testing process located at 15614 Oxnard Avenue, Sherman Oaks, California.

In December 2023 we reached an agreement with the landlord of this facility in which our laboratory is located to restructure the $589,732 indebtedness due it and cure our default. As a result of this agreement, we anticipate relocating our equipment to establish a new laboratory. We have not identified a suitable replacement licensed location. Per the agreement it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as complete satisfaction of the amounts owing. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the initial $40,000 payment, we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, anytime before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall as be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.

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

A minority stockholder of Mentone has advised us of his claim that he was unlawfully removed from the board of directors of Mentone and that it was unauthorized to enter into certain agreements with Cell Science that led to its license of the subject cell replication technology to us.  The Mentone minority stockholder has threatened litigation seeking equitable remedies and money damages against Mentone and its other stockholders.

We recently received by commercial courier a copy of a purported complaint for a lawsuit filed in Cyprus by the minority stockholder of Mentone, purportedly on behalf of Mentone, which names the Company, one of our current directors and vice president, and one of our former directors and executive officers, as defendants in said complaint.  We do not believe we have been served pursuant to the requirements of international law.

We have been advised verbally that the complaint had been or was dismissed as to our company and our current and former officers and directors named in the complaint but have not received any written confirmation of such dismissal.

This action by Mentone is further in contravention of and violates the terms of the Agreement, Assignment Waiver and Estoppel (the “Estoppel Agreement”) entered into by Mentone with Cell Science the Licensor, our company and others, on September 22, 2020 that provides us with the potential remedy to seek cancellation of any of our shares received by Mentone and its owners. We believe the complaint is without merit, and if necessary, we intend to challenge its claimed jurisdiction over us, defend oursewlves vigorously on the merits, assert all defenses and counterclaims, assert cross-claims against other parties to the Estoppel Agreement, and seek remedies provided under the Estoppel Agreement against all other parties to that agreementas warranted.

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

Pursuant to the requirements of OTC Market Group, our common stock is eligible for unsolicited quotes only and not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. These quotation limitations correspondingly reduce the liquidity for our common stock.

The following table sets forth the range of high and low closing sales prices for our common stock for each of the periods indicated as reported and summarized by the Pink Tier of the OTC Markets Group:

	Common Stock Prices
	High	Low
Fiscal 2023
Quarter ended July 31, 2023	$1.11	$0.15
Quarter ending April 30, 2023	$1.10	$0.12
Quarter ended January 31, 2023	$2.00	$1.00
Quarter ended October 31, 2022	$2.50	$1.10

Fiscal 2022
Quarter ended July 31, 2022	$3.30	$0.001
Quarter ending April 30, 2022	$4.00	$3.00
Quarter ended January 31, 2022	$5.01	$2.43
Quarter ended October 31, 2021	$7.99	$3.57

There is extremely limited trading volume in our common stock, with no transactions for many consecutive trading days. The following reflects the number of trading days, and the total number of shares traded over the number of days in which there were traders, days in each month of the last fiscal year.

Month Ended	Trading Days	Shares Traded	Days with Trades
July 31, 2023	19	1,300	3 days
June 30, 2023	21	2,700	2 days
May 31, 2023	22	600	1 day
April 30, 2023	19	100	1 day
March 31, 2023	23	6,100	5 days
February 28, 2023	19	2,900	2 days
January 31, 2023	20	16,600	5 days
December 31, 2022	21	17,700	7 days
November 30, 2022	21	17,300	11 days
October 31, 2022	21	4,500	7 days
September 30, 2022	21	200	1 day
August 31, 2022	23	1,600	2 days

On January 3, 2024, the closing quotation price per share for our common stock on the Pink Tier of the OTC Markets Group was $0.10. We have 387 common stockholders of record. As of January 3, 2024, we had 301,182,983 shares of our common stock issued and outstanding, 10,943,075 shares reserved for issuance on the exercise of vested and unvested options, and 750,000 shares reserved for issuance on the exercise of vested outstanding warrants.

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

Effective September 18, 2023, our outstanding four shares of Series A Preferred Stock with super-voting rights were canceled. We have canceled our authorization to issue such stock.

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

As of July 31, 2023, options to purchase 17,820,000 shares have been granted under this plan. 495,464 shares of common stock have been issued upon the exercise of options, 6,621,279 options have been canceled, and there are 10,703,075 options outstanding, of which 8,578,061 options have vested and are exercisable.  See Item 11. Executive Compensation - Long-Term Incentive Plan.

The following table sets forth information as of July 31, 2023, respecting our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	10,703,075(1)	$$3.10	8,801,279

Equity compensation plans not approved by stockholders	750,000(2)	$3.00	0
Total	15,600,000		7,086,269

_______________

(1)Represents 300,000 options with an exercise price of $5.10 per share, 718,085 options with an exercise price of $4.50 per share, 200,000 options with an exercise price of $4.20 per share, 540,000 options with an exercise price of $3.40 per share, 2,600,000 options with an exercise price of $3.30 per share, 4,264,990 options with an exercise price of $3.00 per share, 1,400,000 options with an exercise price of $2.60 per share and 680,000 options with an exercise price of $1.50 per share. As of July 31, 2022, 8,801,279 shares were available for issuance under the 2020 Plan. Shares available under the 2020 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

(2)We have 750,000 warrants issued and outstanding outside our 2020 Plan to consultants.

Non-Equity Incentives

In addition to the above equity incentives, under our amended consulting agreement with Donald Clark’s company, Bus Dev Center, Inc., we have agreed to pay Bus Dev performance bonuses equal to 3% of the sublicense fees, including royalties, paid by three designated sublicensee prospects and 5% of the sublicense fees, including royalties, on all other qualifying sublicensee prospects, in each case until the sublicense terminates or until our company is sold. In lieu of the award of common stock or other equity incentives, we have further agreed to pay Bus Dev pursuant to a sliding scale ranging from 2.0% to 5.0% of the amount by which the consideration received by us or our stockholders in specified liquidity or reorganization events exceeds $30.0 million with certain anti-dilution protection against stock issued after April 30, 2022. These incentives will be reduced by amounts paid in connection with our sublicensing activities as described above. Our agreement with Bus Dev expired on January 30, 2023, with payments due respecting covered transactions based on various applicable future dates, which survive the expiration of the agreement, as set forth in the amended consulting agreement.

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

During our fiscal year ended July 31, 2023, our business operations were sharply curtailed by shortages of working capital and cash.  During the year, we devoted our principal attention to seeking funding from external sources, principally through the sale of equity or debt securities. We explored several potential funding opportunities that did not result in cash proceeds to us during the fiscal year. We believe that our finding efforts during the year were unsuccessful and that ongoing financing efforts may continue to be adversely affected principally due to several factors discussed in detail in this report.

Subject to completing sufficient financing, we will seek to recruit and retain executive officers and directors to organize the launch of our commercialization efforts, identify possible sources of required financing, and initiate conversations with potential commercialization partners, particularly selected multi-state operators with established production, distribution, and marketing infrastructure, expertise, and financing. Conversations with some of these sources and potential commercialization partners stalled during the year ended July 31, 2023. With our recent funding, we anticipate reviving these efforts, but we may not reach any definitive commitments, understandings, or agreements. We are continuing our efforts.

In view of our shortages of liquidity during the preceding fiscal year, we deferred our earlier plans to undertake required additional work to determine the limits of the technology, maximize production efficiency, reduce production costs, and customize the process and products for potential commercialization partners, which we believe will enhance our commercialization efforts. Our failure to advance this work during the recently completed fiscal year may have undermined confidence in the credibility and efficacy of our technology. When we resume our planned work, we intend to coordinate these efforts with the requirements of potential funding and commercialization opportunities. Subject to successfully completing our ongoing work, we intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical, regulatory relationships and experience, and financial resources of experienced cannabinoid production firms. We intend to authorize these third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need substantial additional financing from external sources to begin these efforts.

On July 20, 2023, near the end of our most recent fiscal year, we authorized the OZ Company, a principal stockholder, as the lead investor to seek up to $20.0 million in external funding through the sale of secured promissory notes bearing interest at 13%, payable in cash or in kind. The notes are payable at maturity in 2027 (the “13% Convertible Secured Notes”). The obligations under the notes are secured by our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share. The funding term sheet provided for additional terms and covenants to be triggered upon achieving certain funding benchmarks, as discussed below. In furtherance of the financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes, and we are amending our certificates of designation so that the the Series A

Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

During the preceding two fiscal years, as in prior periods, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses in order to seek the substantial amounts of external capital required to position us to be able to commercially exploit the licensed technology after completion of the efficacy testing required to demonstrate its commercial viability, organize our corporate structure, and seek substantial amounts of additional capital required to implement our business plan. We need additional external capital to continue operations.

Information respecting our financial condition as of July 31, 2022, and for the fiscal year then ended is from our restated financial statements included as part of this report.

Results of Operations

Years Ended July 31, 2023 and 2022

Revenues. We had no revenues during the years ended July 31, 2023 and 2022.

Consulting Fees. Consulting fees were $8,107,162 and $9,169,182 for the years ended July 31, 2023 and 2022, respectively, a decrease of $1,062,020, or 11.6%, as our limited capital required us to curtail 2023 fiscal year activities and efforts to license our technology. During the year ended July 31, 2023, we did not issue any additional stock options or warrants. As of July 31, 2023, there was $6,269,750 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of each option or warrant.

Professional Fees. Professional fees were $487,704 and $900,492 for the years ended July 31, 2023 and 2022, respectively, a decrease of $412,788, or 45.8%, during the latter period. Decreases in professional fees during the later period resulted from our substantially decreased business activities and our corresponding periodic reporting obligations under federal securities laws. We expect these costs will increase again as we obtain required capital and increase our technology commercialization efforts.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $982,598 and $1,686,361 for the years ended July 31, 2023 and 2022, respectively, a decrease of $703,763, or 41.7%. The substantial decrease in the 2023 fiscal year is attributable to decreased activities, including costs under our office sharing agreement with an affiliate, insurance, equipment, staff and other related laboratory related costs, which we expect will increase as we obtain required capital and increase our technology commercialization efforts..

Other Income (Expenses). We had net other expenses of $259,642 and $2,871,772 for the years ended July 31, 2023 and 2022, respectively. Accordingly, fiscal 2023 expenditures were approximately one-eleventh of the expenditures for this item in the preceding fiscal year. Included in other expenses for the year ended July 31, 2022, was the impairment of intangible assets in the amount of $2,734,839 associated with the acquisition of tangible and intangible laboratory assets from an affiliate. Also included in other expenses were interest expenses related to our $193,894 in notes payable to related parties for the year ended July 31, 2023. The increase in interest expenses is a result of the increase in loans and notes payable due to related parties, which increased by a principal amount of $370,941 from July 31, 2022 to July 31, 2023. We used these borrowed funds for operating expenses.

Net Loss. We had a net loss of $10,305,454 for the year ended July 31, 2023, compared to $15,467,288 for the year ended July 31, 2022, a decrease of $5,161,834 or 33.4%. Since we had no revenues in either year, the decrease in net loss was due to the decreased expenses as discussed above.

Liquidity and Capital Resources

As of July 31, 2023

As of July 31, 2023, we had cash of $3,101 compared to $12,451 as of July 31, 2022. We continue to consume working capital in the pursuit of our business plan using proceeds from loans or sales of our equity.

For the year ended July 31, 2023, cash decreased by $9,350 from $12,451 on July 31, 2022 to $3,101 on July 31, 2023.

Net cash used in operating activities was $431,666 during the year ended July 31, 2023, because of a net loss of $10,305,454, which was offset by stock-based compensation of $8,107,162, impairment of intangible assets of $0.00, depreciation of $133,672, an increase in accounts payable and accrued liabilities of $1,373,293.

During the year ended July 31, 2023, we had no net cash flows from investing activities.

During the year ended July 31, 2023, financing activities provided $400,941 in net cash, which consisted of $30,000 in proceeds from the sale of common stock and $370,941 in proceeds from notes payable issued to related parties, which were reduced by $572,007 paid to related parties to reduce outstanding indebtedness.

Future Capital Requirements

Our July 31, 2023, current capital resources plus proceeds less than $5,000,000 from our private sale of common stock and or 13% Convertible Secured Notes after July 31, 2023, will not be sufficient to fund our planned laboratory activities, continue our planned efforts to seek to commercialize our licensed technology, and meet other financial requirements during the next 12 months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt and, ultimately, to attain profitable operations. We expect that we will continue to rely on debt and equity financing from external sources, including related parties during the next 12 months. We cannot assure that we will be able to successfully complete any of these activities.

We are presently seeking debt and equity financing to fund the $3.5 million One-time Payment to Cell Science which was originally due on January 2023, and the $3,085,013 due to OZ Company, a related-party for advances and accrued interest under a note originally due December 31, 2020.

As a result of successive amendments the current maturity date of the notes payable to Cell Science and OZ Company is December 31, 2027. We cannot assure, however, that any required financing to repay indebtedness will be obtained or will be available on terms acceptable to us. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our existing security holders. Further, we cannot assure that these related parties will extend the payment dates for this indebtedness, aggregating about $6.6 million.

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

To fund the above requirements totaling about $15.1 million, we are currently seeking between $12.0 and $25.0 million through the sale of common stock or convertible debt.  As of December 31, 2023, we had sold a total of $830,000 in principal amount of the 13% Convertible Secured Notes. We have no commitments or agreements to complete the offering.

We may also seek additional debt and equity financing to fund payment of additional trade and other obligations incurred and costs of implementing our business plan. Our ability to attract debt financing will be substantially impaired by our current lack of both revenues and a robust, viable trading market for our common stock. Accordingly, any debt financing will likely be convertible to common stock, at the lender’s option, at prices discounted to our stock trading price at the time of conversion, which could dilute the interests of existing stockholders. We cannot assure that any such financings will be available, or can be completed on terms acceptable to us. Any transaction involving the issuance of preferred or common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our current security holders.

Management’s Plan to Continue as a Going Concern

Our independent registered public accounting firm’s report on our financial statements for the year ended July 31, 2023, and our prior independent registered public accounting firm’s report on our financial, as for previous years, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to obtain capital from the sale of our securities and short-term borrowings from stockholders or related parties when needed. However, management cannot provide any assurance that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

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

Basic and Fully Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of July 31, 2022 and 2021, and for the periods presented.

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

Changes in Internal Control over Financial Reporting

On December 6, 2022, we entered into an employment agreement with, and hired, Juan Carlos Garcia La La Sienra Garcia as our new Chief Financial Officer. There were no other changes in our internal control over financial reporting that occurred during the year ended July 31, 2023, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Subsequent Events.

Cancellation of Series A Preferred Stock.

On September 18, 2023, subsequent to the period of this Annual Report, pursuant to the consent and agreement of Inter-M Traders FZ, LLE (the “Principal Shareholder”), Cell Science Holding Ltd. (“Cell Science”), the OZ Company (the “Lead Investor”) and Bakhu, and in furtherance of the financing efforts led by the Lead Investor, the four (4) shares of Series A Preferred Stock held by the Cell Science, and which carried super-voting rights, were canceled and terminated.  Each share of Series A Preferred Stock had voting rights equal to four (4) times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding, which have an equivalent of 1,204,731,932 votes. As a result of the preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes.

As a result of the cancellation of said Series A Preferred Stock, no shares Preferred Stock are issued or outstanding, and the only class of shares that are outstanding are the shares of Common Stock which have one vote per share.

Financing Efforts

The Company has undertaken funding efforts to raise working capital and is offering for sale 13% Senior Secured Convertible Promissory Notes due 2027 (“13% Convertible Secured Notes”) under Securities Purchase Agreements of like tenor to be executed by subscribers to purchase the 13% Convertible Secured Notes, under an arrangement of closings at various tranches, with the initial Tranche 1 Closing to occur upon the sale of at least $1,000,000 in aggregate principal amount of such 13% Convertible Secured Notes.

The referenced financing effort is continuing. Subject to meeting offering benchmarks, the Principal Shareholder and the Lead Investor have agreed to restructure our board of directors and management to use available net proceeds from the financing to renew our efforts to commercialize our licensed technology.

Extension of Notes Payable

On December 27, 2023, the maturity date of the $3.5 million One-time Payment Note to Cell Science, originally due on January 2023, as previously extended by successive amendments to December 31, 2023 was further extended to December 31, 2027.

OnDecember 27, 2023, the maturity date of the Working Capital Note payable to OZ Company, originally due on December 31, 2020, as previously extended by successive amendments to December 31, 2023 was further extended to December 31, 2027.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title	Director Since
Aristotle Popolizio	28	Vice President, Secretary and Director	January 2020

Juan Carlos Garcia La Sienra Garcia	50	Chief Financial and Accounting Officer and Director	December 2021

Peter Whitton	54	Director	January 2020

Term of Office

All our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers are appointed by, and serve at the pleasure of, our board of directors.

Designation of Directors

As part of our financing efforts Inter-M-Traders FZ LLC, a principal stockholder, and John R. Munoz or OZ Company, as Lead Investor each have the right to designate two of our four-member board of directors. And, until our 13% Convertible Secured Notes are paid, in the event of death, resignation or removal of a designated board member, Inter-M and/or John R. Munoz or OZ Company, as the case may be shall have the right to appoint a replacement. If we sell an aggregate of $5.0 million in 13% Convertible Secured Notes by December 31, 2023, the Board shall be increased to (5) directors with the one (1) additional Independent Director to be choosen and designated by a majority of the then existing four directors, and agreed to by Inter-M. In the event of the Board is deadlocked, then the current Board will provide the bios and information of the top three (3) potential Independent Director candidates to the Inter-M, and Inter-M will then choose or reject the candidate to become the fifth (5th) director on the Board.  Further, if the Lead Investor has not raised the aggregate of $5,000,000 by December 31, 2023, the Lead Investor has agreed to execute a proxy and grant the right to the Principal Shareholder, to vote the Lead Investor’s shares. Provided that the Lead Investor has raised an aggregate of $5,000,000 within 90 days of December 31, 2023, the proxy would terminate.

As of the date of this report, Inter-M and/or John R. Munoz or OZ Company have not advised us of any person who has agreed to serve as a directory.

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

Juan Carlos Garcia La Sienra Garcia was appointed as our chief financial officer on December 7, 2021, and also served as a director from December 7, 2021 until his resignation from the Board on July 29, 2022. Mr. Garcia was reappointed as a director May 31, 2023. Mr. Garcia is a co-founder and chief executive officer of Borromeo Group, Mexico City, Mexico, a business and financial consulting firm, and has served in this capacity since August 2018. Mr. Garcia is the former President of Woodbook Group Holdings, Inc., an international firm of financial consultants, with its principal office located in Cyprus, the founder and president of EPR Holdings, located in The Woodlands, Texas, a provider of disbursement solutions for banking networks, closed-loop electronic payment networks, and merchant retail networks.  From January 2016 to August 2018, Mr. Garcia was the chief financial officer of TCB Pay LTD, Henderson, Nevada, which is a merchant processing solutions company, and president of HGM Capital Los Angeles, California, a loyalty program processing entity. From January 2011 until February 2015, Mr. Garcia was the vice-president of business development and a co-founder of CorpoRed, Mexico City, Mexico, a technology solutions company that allows users to sell products and services electronically, without a credit card, handling all operations by bank deposits. Mr. Garcia started his career working at PWC (international tax area) and served as chief financial officer of Blue Label Telecoms, Reebok, and First Data. Mr. Garcia graduated from Anahuac University with a CPA (1997) and a master’s in finance (1998).

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended July 31, 2023, the officers and directors, and the certain beneficial owners of more than 10% of equity have all failed to file the required beneficial ownership reports. We have requested that such parties file the delinquent reports to comply with its filing requirements.

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

Committees of the Board

In the absence of any applicable regulatory or trading exchange requirement, we currently do not have nominating, compensation, or audit committees or committees performing similar functions, and we do not have written nominating, compensation, or audit committee charters. Our board of directors believes that it is not necessary to have these committees at this time, because the directors can adequately perform the functions of such committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Evripides Drakos(1)	2023	-	-	-	-	-	-
President and CEO	2022	-	-	$1,591,896	-	-	$1,591,896

Aristotle Popolizio	2023	$ 30,000	-	-	-	-	$30,000
Vice President and Secretary	2022	$ 80,000	-	$1,591,896	-	-	$1,671,896

Juan Carlos Garcia La Sienra Garcia	2023	$ 0	-	-	-	-	$0
Chief Financial Officer	2022	$ 30,000	-	$ 430,561	-	-	$460,561

Michael Hawthorne(1)	2023	-	-	-	-	-	-
Deputy CEO	2022	-	-	$ 455,982	-	-	$455,982

Narrative Disclosure to Summary Compensation Table

Mr. Drakos was appointed as a director on January 7, 2020, and as the chief executive officer and chairman on November 10, 2021. Mr. Drakos resigned as the president and chief executive officer on February 24, 2023, and as a director on May 31, 2023. On September 22, 2020, Mr. Drakos was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price of $5.10 per share. On January 5, 2022, Mr. Drakos was granted a non-qualified stock option to purchase 700,000 shares of common stock at an exercise price of $2.60 per share, and on April 18, 2022, Mr. Drakos was granted a non-qualified stock option to purchase 1,300,000 shares of common stock at an exercise price of $3.30 per share. As of July 31, 2023, Mr. Drakos held unexercised vested options to purchase 2,100,000 shares of common stock.

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

Mr. Garcia was appointed as a director and chief financial officer on December 7, 2021. Mr. Garcia resigned on July 29, 20922 with the restructuring of the Company’s board of directors and was again appointed as a director on May 31, 2023. On December 7, 2021, Mr. La Sienra Garcia was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price of $3.40 per share. On July 29, 2029, Mr. La Sienra Garcia was granted a non-qualified stock option to purchase 160,000 shares of common stock at an exercise price of $1.50 per share. As of July 31, 2023, Mr. La Sienra Garcia held unexercised vested options to purchase 300,000 shares of common stock.

Mr. Hawthorne was appointed the Deputy chief executive officer on February 11, 2022. Mr. Hawthorne was appointed as the acting chief executive officer and president on February 24, 2023.  Mr. Hawthorne was terminated as the chief executive officer and president effective May 13, 2023. On February 11, 2022, Mr. Hawthorne was granted a non-qualified stock option to purchase 2,000,000 shares of common stock at an exercise price of $3.00 per share. As of July 31, 2023, Mr. Hawthorne held unexercised vested options to purchase 624,990 shares of common stock.

Director Compensation

No options were granted during the year ended July 31, 2023.  The following table sets forth information concerning the compensation of our directors, for fiscal year ended July 31, 2023:

Name	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)
Evripides Drakos(1)	-	-	-	-

Aristotle Popolizio(2)	$120,000	-	-	$120,000

Peter Whitton	-	-	-	-

Juan Carlos Garcia La Sienra Garcia(3)	$ 60,000	-	-	$ 60,000

(1) Mr. Drakos resigned as a director on May 31, 2023.

(2)Reflects $120,000 cash compensation for his service as our vice president and secretary, of which $30,000 was paid during the fiscal year ended July 31, 2023, and $62,500 was paid thereafter, and there remains $72,953 outstanding and owing from current and prior years.

(3)Reflects $60,000 cash compensation for his service as our Chief Financial OfficerChief Financial Officer, of which $20,000 was paid during the fiscal year ended July 31, 2023, and $20,000 was paid thereafter, and there remains $50,000 outstanding and owing from current and prior years.

Outstanding Equity Awards at Fiscal Year End

The following table provides information for the named executive officers on stock option holdings as of July 31, 2023.

Name	Grant Date	Number of Shares of Stock Underlying Unexercised Vested Options (#)	Number of Shares of Stock Underlying Options that Have Not Vested (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Evripides Drakos(1)	9/22/2020	100,000	-	-	$5.10	9/22/2027
President and CEO	1/5/2022	700,000	-	-	$2.60	1/4/2029
	4/18/2022	1,300,000	-	-	$3.30	4/17/2029

Aristotle Popolizio	9/22/2020	100,000	-	-	$5.10	9/22/2027
Vice President and	1/5/2022	700,000	-	-	$2.60	1/4/2029
Secretary	4/18/2022	1,300,000	-	-	$3.30	4/17/2029

Juan Carlos Garcia La Sienra Garcia	12/6/2021	140,000	-	-	$3.40	12/5/2028
CFO	7/29/2022	160,000	-	-	$1.50	7/28/2029

Michael Hawthorne(2)	2/11/2022	624,990	-	-	$3.00	5/13/2024
Deputy CEO

(1)Mr. Drakos resigned as the president and chief executive officer on February 24, 2023 and as a director on May 31, 2023.

(2)Mr. Hawthorne was terminated as the chief executive officer and president, effective May 13, 2023. Mr. Hawthorne’s vested options are exercisable until May 13, 2024.

Options Exercises at Fiscal Year End

There were no exercises of stock options during the fiscal year ended as of July 31, 2023.

Long-Term Equity Incentive Plan

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of December 31, 2023, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 301,182,983 shares of common stock.

Security Ownership of Certain Beneficial Owners

	Common Stock
Name and Address of Beneficial Owner	Shares	Percent of Class *

Inter-M Traders FZ LLE (1) and (2) Panteli Katelari 18A Agios, Ioannis, 3012 Limassol, Cyprus	115,783,555	38.44%

Mentone Ltd. (1) and (3) Coplow Crescent Syston, Leicester, England LE7 2JE	6,000,000	1.99%

Demetri Michalakis (1) and (2) Panteli Katelari 18A Agios, Ioannis 3012 Limassol, Cyprus	115,783,555	38.44%

Peter Whitton (1) (3) and (4) 3 Coplow Crescent Syston, Leicester, England LE7 2JE	30,043,562	9.98%

Geoffrey Dixon (1) (3) and (5) 3 Coplow Crescent Syston, Leicester, England LE7 2JE	29,952,188	9.94%

Karl Watkin (1) (3) and (6) B4-202A3, Business Centre 04 Razez Business Zone, RAK, UAE	32,952,187	10.94%

There are 301,182,983 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) which generally attribute beneficial ownership of securities to person, entity or group that directly or indirectly has or shares voting power or investment power with respect to those securities and includes the power to dispose, or direct the disposition of such securities, and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days.

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

(2)Inter-M Traders FZ LLE controlled by Demetri Michalakis, and therefore Mr. Michalakis is deemed to beneficially own the shares owned by Inter-M Traders FZ LLE.

(3)Mentone Ltd. Is owned by Peter Whitton, Geoffrey Dixon, and Karl Watkin. Each of the foregoing is deemed the beneficial owner of shares of Common Stock owned by Mentone, Ltd.

(4)Consists of 23,943,562 shares of Common Stock owned beneficially and of record directly, 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Whitton is a 34% owner, 100,000 shares of Common Stock which Mr. Whitton currently has the right to acquire pursuant to stock options.

(5)Consists of 23,952,188 shares of Common Stock owned beneficially and of record directly, 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Dixon is 33% owner.

(6)Consists of 26,952,187 shares of Common Stock owned beneficially through his company Menelaus Holding FZ LLC, and 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Watkin is a 33% owner.

Security Ownership of Management

	Common Stock
Name and Address of Beneficial Owner	Shares	Percent of Class *

Peter Whitton (1) 3 Coplow Crescent Syston, Leicester, England LE7 2JE	30,043,562	9.98%

Aristotle Popolizio (2) 206 Passaic Avenue Roseland, NJ 07068	2,226,882	0.74%

Juan Carlo Garcia La Sienra Garci (3) 3 Shanewood Court The Woodlands, TX 77382	300,000	0.10%

All executive officers and directors as a group (three persons)	32,570,444	10.81%

There are 301,182,983 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) which generally attribute beneficial ownership of securities to person, entity or group that directly or indirectly has or shares voting power or investment power with respect to those securities and includes the power to dispose, or direct the disposition of such securities, and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days.

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

(1)Consists of 23,943,562 shares of Common Stock owned beneficially and of record directly, 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Whitton is a 34% owner, 100,000 shares of Common Stock which Mr. Whitton currently has the right to acquire pursuant to stock options.

(2)Consists of 2,226,882 shares of Common Stock owned beneficially and of record directly, and 2,100,00 shares of Common Stock which Mr. Popolizio currently has the right to acquire pursuant to stock options.

(3)Consists of 300,000 shares of Common Stock which Mr. Garcia currently has the right to acquire pursuant to stock options.

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

Applicable ownership percentages are based on 301,182,983 shares of common stock. In computing the number of shares of common stock beneficially owned and the percentage ownership of a person, we deemed the holder of options to beneficially own the common stock purchasable on exercise of the options, without respect to when the granted options may vest. We considered shares issuable under options held by a particular person or group as outstanding for the calculation of percentages of ownership of that particular person or group. However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Changes in Control

To the best of our knowledge there are no present arrangements or pledges of our securities that may result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Organization

Commencing in 2017, Inter-M Traders FZ, LLE, a company organized under the laws of the Republic of Cyprus, initiated an effort to commercialize a proprietary cell replication technology invented principally by Dr. Whitton and held with his associates by Mentone, Inc. To implement this strategy, the cell replication intellectual property was transferred to a newly organized Cyprus limited liability company, Cell Science Holding Ltd. (“Cell Science”), which is owned 40% by Inter-M Traders FZ LLE, 30% by Mentone Ltd, and 30% by OZ Company. In turn, in late 2018, Cell Science granted to Bakhu certain licensing rights to the cell replication technology to produce cannabinoids in North America. Bakhu was then a dormant US publicly held corporation.  As partial consideration for the license, Bakhu issued 210,000,000 shares of common stock to Cell Science. The following details material current relationships.

Certain Relationships

The following relationships are known by us to exist among parties with whom or which we have had or have transactions.

•We obtained the license of rights to the intellectual property on which our business is based from Cell Science Holding Ltd., which is owned 40% by Inter-M Traders FZ, LLE., 30% by Mentone Ltd., and 30% by OZ Company.

•Inter-M Traders FZ, LLE, owns 115,783,555 shares of our outstanding common stock, which represents 38.44% of the voting power of the corporation on all matters submitted to the stockholders for consideration. Additionally, as a result of its ownership in Cell Science, Inter-M Traders FZ, LLE has a direct interest in the licensor, Cell Science.

•Demetri Michalakis is director and Manager of Traders FZ LLE, and is therefore deemed to be the beneficial owner of the 115,783,555 shares of our outstanding common stock owned by Inter-M Traders FZ LLE, which represents 38.44% of the voting power of the corporation on all matters submitted to the stockholders for consideration. Mr. Michalakis is also the Chairman of Inter-M Traders Group of Companies provides financial, strategic and advisory services to the Company. The Inter-M Traders Group of Companies has an ongoing and continuing relationship with Cell Science, Bakhu, OZ Company, and Blackhawk Science among others. Mr. Michalakis is the father of Aristotle Popolizio, our director and an executive officer.

•Mentone Ltd., a United Kingdom company, is owned by Dr. Peter Whitton, Geoffrey Dixon, and Karl Watkin. Mentone Ltd. Owns 6,000,000 shares of our outstanding common stock. In addition, Mentone

Ltd. Is a 30% owner of Cell Science, and as a result of its ownership in Cell Science, has a direct interest in the licensor, Cell Science.

•Dr. Peter Whitton, our director, is the inventor of the licensed technology that is the subject of the Integrated License Agreement set forth above. As a result of his direct ownership of shares of common stock, his ownership in Mentone Ltd., Dr. Whitton’s collective ownership of our stock represents 9.97% of the voting power of the Corporation on all matters submitted to the stockholders for consideration.

•Geoffrey Dixon is a 33% owner of Mentone Ltd. As a result of his direct ownership of shares of common stock, his ownership in Mentone Ltd., and Mentone’s ownership of Cell Science, Mr. Dixon’s collective ownership of our stock represents 9.94% of the voting power of the Corporation on all matters submitted to the stockholders for consideration.

•Karl Watkin is a 33% owner of Mentone Ltd. As a result of his ownership of shares of common stock through his company Menelaus Holding FZ LLC, his ownership in Mentone Ltd., and Mentone’s ownership of Cell Science, Mr. Watkin’s collective ownership of our stock represents 10.04% of the voting power of the Corporation on all matters submitted to the stockholders for consideration.

•John R. Munoz is the beneficial owner of 12,199,161 shares of our outstanding common stock. Mr. Munoz is also the owner of OZ Company. As a result of OZ Company’s ownership in Cell Science, Mr. Munoz has an indirect interest in the licensor, Cell Science. Mr. Munoz and OZ Company provide financial, strategic and advisory services to the Company.

•OZ Company is owned and controlled by John R. Munoz. As a result of OZ Company’s ownership in Cell Science, OZ Company has a direct interest in the licensor, Cell Science. Additionally, OZ Company has and continues to provide working capital debt financing to the Company. Additionally, OZ Company has and conditions to provide working capital debt financing to the Company.  The OZ Company provides financial, strategic and advisory services to the Company.

•Aristotle Popolizio, our director, vice president and secretary, also serves as head of investment relations at the Inter-M Trading Group of Companies, and is the son of Demetri Michalakis, the Chairman of Inter-M Trading Group of Companies.

•Juan Carlos Garcia La Sienra Garcia is a director, our Chief Financial Officer, and the former president of Woodbrook Group Holdings, Inc., one of the Inter-M Traders Group of Companies.

Director Independence

The board has determined that none of its directors have met the independence requirements based upon the application of objective categorical standards adopted by the board. In determining director independence, the board considers all relevant facts and circumstances, including the director’s commercial, banking, consulting, legal, accounting, charitable, and familial relationships and such other criteria as the board may determine from time to time.

Under the terms of our continuing offer of up to $20.0 million in 13% Convertible Secured Notes, upon the sale of $1.5 million of such notes, our board of directors will be reorganized to consist of two designees of Inter-M-Traders FZ LLC, a principal stockholder, two designees of John R. Munoz or OZ Company (the “Lead Investor”), and one designee by appointment of the four current directors, who have not advised us that they have selected their designees.

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

Efficacy Demonstration Laboratory Agreement

As stated above, we and OZ Company are parties to that certain Efficacy Demonstration Laboratory Agreement that memorializes the understanding and agreement under which we engaged OZ Company to undertake the efficacy demonstration required under the Amended Restated License. Pursuant to the Efficacy Demonstration Laboratory Agreement, we agreed to repay all costs incurred by OZ Company in performing the efficacy demonstration in accordance with the Efficacy Demonstration Laboratory Agreement. We consider this agreement to have been superseded by the Agreement, Assignment Waiver and Estoppel dated September 22, 2020, between us, OZ Company, and others. Therefore, the Efficacy Demonstration Laboratory Agreement is not being implemented.

OZ Company’s Loans and Advances to Us

OZ Company has loaned monies to us and has advanced to us or paid on our behalf certain expenses associated with our operations. Such loans or advances are evidenced by a Promissory Note dated August 1, 2019 (the “2019 OZ Note”). As of July 31, 2023, the outstanding principal balance and accrued interest owing under the 2019 OZ Note was $3,094,672 and $378,183, respectively. The principal amount of the 2019 OZ Note will be increased by the amount of any additional advances of funds made by OZ Company to us, from time to time. This 2019 OZ Note, originally due on December 31, 2020, which by successive amendments the note is now due December 31, 2027. The note provides that OZ Company may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of our common stock at a conversion price equal to 80% of the average closing price of our common stock for the 90 trading days before the conversion date, rounded up to the nearest whole share.

Additionally, under a separate Promissory Note dated June 23, 2022 (the “2022 OZ Note”), OZ Company loaned us the principal amount of $150,000 for insurance related expenses. Under the terms of the 2022 OZ Note simple interest will accrue at rate of 7% per annum until paid in full. All unpaid principal and unpaid accrued interest will be due and payable from the first net proceeds received by the Company from external funding of any kind or nature provided by persons that are not, directly or indirectly, affiliates of the Company, but in any event on or before the close of business on December 15, 2024.

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

3.Cell Science caused OZ Company to execute and deliver a similar conveyance of all rights to the California laboratory.

4.The Integrated License Agreement was clarified to provide that all improvements to the licensed technology made by us would be owned by Cell Science and included in the licensed technology.

On December 27, 2023, the maturity date of the $3.5 million One-time Payment Note to Cell Science, originally due on January 2023, as previously extended by successive amendments to December 31, 2023 was further extended to December 31, 2027.

Office Cost Sharing Agreement

On September 22, 2020, we and OZ Company, our controlling stockholder, entered into an Office Cost Sharing Agreement under which we agreed to share the office costs and expenses associated with the office space, equipment, telephone and internet service, utilities, answer services and support staff provided by OZ Company for a fixed amount of $34,000 per month. We use these facilities as our principal offices, for our accounting staff, and for Bus Dev Centre, Inc. and its principal, Donald Clark, who provides advisory and consulting services in furtherance of, among other things, our anticipated commercialization efforts. During the year ended July 31, 2021, we had not paid any of the fees due to OZ Company under the Office Sharing Agreement and as of July 31, 2023 there is $408,000 owing under the Office Sharing Agreement.

Sale of 13% Convertible Secured Notes

On July 20, 2023, near the end of our most recent fiscal year, we authorized the OZ Company and its owner, John R. Munoz, principal stockholders, as the lead investor, to seek up to $20.0 million in external funding through the sale of 13% Convertible Secured Notes. The obligations under the notes are secured by our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share. Upon conversion of the notes, we will issue one warrant for each dollar amount converted, with an exercise price of $0.50 per share for warrants issued on conversion of the first $1.5 million of 13% Convertible Secured Notes issued, an exercise price of $0.75 per share for warrants issued on conversion of the second $3.5 million tranche of 13% Convertible Secured Notes issue, and an exercise price of $1.00 per share for warrants issued on conversion of 13% Convertible Secured Notes issued after the first $5.0 million in notes issued.

The funding term sheet, as amended provides for additional terms and covenants to be triggered upon achieving certain funding benchmarks, as discussed below. Pursuant to one of the funding terms, on the sale of $1.0 million in 13% Convertible Secured Notes, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes, and we are amending our certificates of designation so that the Series A Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

On August 17, 2023, we agreed with the investors and Inter-M-Traders FZ LLC, (the “Principal Shareholder”) and John R. Munoz or OZ Company (the “Lead Investor”), that Principal Shareholder and Lead Investor would each have the right to designate and maintain until the two of our four-member board of directors. As of December 31, 2023, we had sold a total of $830,000 in principal amount of the 13% Convertible Secured Notes.

As part of our financing efforts Inter-M-Traders FZ LLC, a principal stockholder, and John R. Munoz or OZ Company, as Lead Investor each have the right to designate two of our four-member board of directors. And, until our 13% Convertible Secured Notes are paid, in the event of death, resignation or removal of a designated board member, Inter-M and/or John R. Munoz or OZ Company, as the case may be shall have the right to appoint a replacement. If we sell an aggregate of $5.0 million in 13% Convertible Secured Notes by December 31, 2023, the Board shall be increased to (5) directors with the one (1) additional Independent Director to be chosen and designated by a majority of the then existing four directors, and agreed to by Inter-M. In the event of the Board is deadlocked, then the current Board will provide the bios and information of the top three (3) potential Independent Director candidates to the Inter-M, and Inter-M will then choose or reject the candidate to become the fifth (5th) director on the Board.  Further, if the Lead Investor has not raised the aggregate of $5,000,000 by December 31, 2023, the Lead Investor has agreed execute a proxy and grant the right to the Principal Shareholder, to vote the Lead Investor’s shares. Provided that the Lead Investor has raised an aggregate of $5,000,000 within 90 days of December 31, 2023, the proxy would terminate.

The reorganized board will select a new chief executive and other officers and initiate commercialization of our intellectual property.

We propose to use the proceeds from the sale of the first $3.5 million in 13% Convertible Secured Notes, to reduce past due accounts payable, initiate officer’s and director’s insurance, accrued and ongoing professional fees, general and administrative expenses, science engineering fees sublicensing related expenses, and general corporate working capital. As of December 31, 2023, we had sold a total of $830,000 in principal amount of the 13% Convertible Secured Notes.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 7, 2022, our Board of Directors approved the engagement of Michael Studer CPA PC, as our registered public accounting firm, effective immediately, including to report on our financial statements for the year ending July 31, 2023.

Audit Fees

For our fiscal year ended July 31, 2023, we were billed approximately $58,865 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended July 31, 2022, we were billed approximately $83,800 for professional services rendered for the audit and review of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended July 31, 2023 and 2022, we did not incur any audit-related fees.

Tax Fees

We did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended July 31, 2023 and 2022.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2023 and 2022.

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

BAKHU HOLDINGS, CORP.

Dated: January 4, 2024	/s/ Aristotle Popolizio
By: Aristotle Popolizio
Its: Vice President Officer and Principal Executive Officer

Dated: January 4, 2024	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 4, 2024	/s/ Aristotle Popolizio
By: Aristotle Popolizio, Director

Dated: January 4, 2024	/s/ Peter Whitton
By: Peter Whitton, Director

Dated: January 4, 2024	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia, Director

BAKHU HOLDINGS, CORP.

FINANCIAL STATEMENTS

July 31, 2023 and 2022

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bakhu Holdings, Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bakhu Holdings, Corp. (the “Company”) as of July 31, 2023 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The financial statements of the Company as of July 31, 2022 and for the year then ended were audited by other auditors before the restatement adjustments disclosed in Note 9 to the consolidated financial statements.  Those auditors expressed an unqualified opinion on those financial statements in their report dated October 31, 2022 which contained an emphasis paragraph relating to going concern uncertainty.  We audited the adjustments described in Note 9 that were applied to restate the financial statements for the year ended July 31, 2022.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the year ended July 31, 2022 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended July 31, 2022 taken as a whole.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 9 to the consolidated financial statements, the Company has restated its financial statements for the year ended July 31, 2022 in order to correct an error relating to stock-based consulting fees expense.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

January 4, 2024

We have served as the Company’s auditor since 2022.

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets

	July 31,	July 31,
	2023	2022
		(As Restated - see Note 9)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,101	$12,451

Total Current Assets	3,101	12,451

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $200,507 and $76,516, respectively	467,850	688,644

Total Other Assets	467,850	688,644

TOTAL ASSETS	$470,951	$701,095

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,639,281	$1,265,968
Accrued interest	412,813	218,919
Notes payable - related parties	6,744,672	6,373,731

Total Current Liabilities	9,796,766	7,858,618

TOTAL LIABILITIES	9,796,766	7,858,618

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 4 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,282,983 shares issued and outstanding, respectively	301,303	301,283
Additional paid-in capital (as restated at July 31, 2022 - see Note 9)	37,852,370	29,715,228
Accumulated deficit (as restated at July 31, 2022 - see Note 9)	(47,479,488)	(37,174,034)

Total Stockholders' Equity (Deficit)	(9,325,815)	(7,157,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$470,951	$701,095

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2023	2022
		(As Restated - see Note 9)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $8,107,162 and $9,169,182, respectively) (as restated for year ended July 31, 2022 - see Note 9)	8,441,838	9,932,147
Professional fees	487,704	900,492
Depreciation of fixed assets	133,672	76,517
Other operating expenses	982,598	1,686,361

Total Operating Expenses (as restated for year ended July 31, 2022 - see Note 9)	10,045,812	12,595,516

LOSS FROM OPERATIONS (as restated for year ended July 31, 2022 - see Note 9)	(10,045,812)	(12,595,516)

OTHER INCOME (EXPENSES)

Impairment of intangible assets	-	(2,734,839)
Loss on sale of equipment	(65,748)	-
Interest expense	(193,894)	(136,933)

Total Other Income (Expenses)	(259,642)	(2,871,772)

LOSS BEFORE INCOME TAXES (as restated for year ended July 31, 2022 - see Note 9)	(10,305,454)	(15,467,288)

PROVISION FOR INCOME TAXES	-	-

NET LOSS (as restated for year ended July 31, 2022 - see Note 9)	$(10,305,454)	$(15,467,288)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (as restated for year ended July 31, 2022 - see Note 9)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,296,736	301,113,657

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period July 31, 2021 through July 31, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, July 31, 2021 (as restated - see Note 9)	4	-	300,697,980	300,698	18,940,627	(21,706,746)	(2,465,421)

Vesting of stock options and warrants (as restated - see Note 9)	-	-	-	-	9,169,182	-	9,169,182

Stock issued for cash	-	-	585,003	585	1,605,419	-	1,606,004

Net loss for the year ended July 31, 2022 (as restated - see Note 9)	-	-	-	-	-	(15,467,288)	(15,467,288)

Balance, July 31, 2022	4	-	301,282,983	301,283	29,715,228	(37,174,034)	(7,157,523)

Vesting of stock options and warrants	-	-	-	-	8,107,162	-	8,107,162

Stock issued for cash	-	-	20,000	20	29,980	-	30,000

Net loss for the year ended
July 31, 2023	-	-	-	-	-	(10,305,454)	(10,305,454)

Balance, July 31, 2023	4	$-	301,302,983	$301,303	$37,852,370	$(47,479,488)	$(9,325,815)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows

	For the Year Ended
	July 31,
	2023	2022
		(As Restated - see Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss (as restated for year ended July 31, 2022 - see Note 9)	$(10,305,454)	$(15,467,288)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation (as restated for year ended July 31, 2022 - see Note 9)	8,107,162	9,169,182
Impairment of intangible assets	-	2,734,839
Loss on sale of equipment	65,748	-
Depreciation of fixed assets	133,672	76,517
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,373,312	766,388
Accrued interest	193,894	136,932

Net Cash Used in Operating Activities	(431,666)	(2,583,430)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	21,375	-

Net Cash Provided by Investing Activities	21,375	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	30,000	1,606,004
Payments on notes payable - related parties	(2,883)	(116,046)
Proceeds from notes payable - related parties	373,824	1,058,994

Net Cash Provided by Financing Activities	400,941	2,548,952

DECREASE IN CASH AND CASH EQUIVALENTS	(9,350)	(34,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,451	46,929

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,101	$12,451

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activity:
Issuance of notes payable - related parties for fixed assets	$-	$765,161

The accompanying notes are an integral part of these financial statements.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception April 24, 2008 through July 31, 2023, the Company has accumulated losses of $47,479,488.

On December 20, 2018, the Company acquired a license from Cell Science Holding Ltd. (“CSH”) in exchange for 210,000,000 shares of Company common stock.  The license provides for the Company’s exclusive right in North America and Central America to use certain patents and intellectual property for the production of cannabinoids for medical, food additive, and recreational uses.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation, as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of July 31, 2023.  When used herein, the “Company” includes this consolidated subsidiary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b)Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $47,479,488 as of July 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

In September 2020, the Company adopted a stock-based compensation plan, the 2020 Long-Term Incentive Plan (“2020 Plan”), which is more fully described in Note 5.  We expense the fair value of stock options and warrants granted for services as they vest.

On September 22, 2020, the Company granted to each of its directors, Thomas K. Emmitt, Peter Whitton, Aristotle Popolizio and Evripides Drakos, a non-qualified stock option to purchase 300,000 shares of common stock, for a total of 1,200,000 shares, at an exercise price of $5.10 per share, representing the then current price at which the Company was offering and selling its restricted shares for cash in its capital raising efforts. Such Options shall be exercisable for a period of seven years.  Twenty percent (20%) (i.e., 60,000) of the options shall vest and be exercisable immediately with the remaining 240,000 options vesting at the rate of 1/12 (i.e. 20,000 shares) per month so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

On June 7, 2021, we entered a consulting agreement with Fourth and G Holdings, LLC, through which Christopher Ganan provided consulting services. We granted the consultant one warrant to purchase 1,500,000 shares, vesting over two years, and another warrant to purchase 28,500,000 shares, vesting in increments based on specified technology commercialization accomplishments. The exercise price of these warrants is $3.00 per share, which was approximately equivalent to the market price of our common stock as of the date of grant. The fair value of each warrant grant was estimated using the Black-Scholes option pricing model.

On September 11, 2021, the Company and Fourth and G Holdings, LLC, amended their June 2021 agreement, to reflect that the total warrants were reduced from 30,000,000 to 15,000,000, of which warrants to purchase 300,000 shares were vested on signing the initial agreement.  Effective June 7, 2023, with the consultant not having fulfilled any of the specified technology commercialization accomplishments, the remaining 14,250,000 warrants were cancelled.

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

On September 16, 2021, the Company granted to its then Chief Executive Office, Teddy Scott, a non-qualified stock option to purchase 5,000,000 shares of common stock at an exercise price of $4.50 per share, representing the current market price on the date of the issuance of the option. Such Options shall be exercisable for a period of ten years.  Six hundred twenty-five thousand (625,000) of the options shall vest and be exercisable immediately with the remaining options vesting at the rate of ninety-three thousand eighty-five (93,085) shares per month over a period of forty-seven (47) months. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

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

On December 7, 2021, the Company entered into Consulting Agreements with two consultants to assist the Science team. Pursuant to the Consulting Agreements, the Company granted each Consultant a seven-year stock option to purchase 200,000 shares of Common Stock at an exercise price of $3.40 per share, which was approximately equal to the closing price for our common stock on the date of grant. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

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

July 31, 2023 and 2022

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $8,107,162 and $9,169,182 (which is included in consulting fees on the Statements of Operations) for the years ended July 31, 2023 and July 31, 2022, respectively. As of July 31, 2023, there was $6,269,750 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 3 – FIXED ASSETS  (continued)

Fixed Assets consisted of the following:

	July 31, 2023	July 31, 2022
Laboratory equipment and components – at cost	$668,357	$765,160
Accumulated depreciation	(200,507)	(76,516)
Fixed assets – net	$467,850	$688,644

NOTE 4 – NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consist of:

	July 31, 2023	July 31, 2022
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due June 30, 2023	$3,500,000	$3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due June 30, 2023	3,094,672	2,723,731
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Total	$6,744,672	$6,373,731

On August 1, 2019, the Company executed a promissory note in favor of The OZ Corporation to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on December 31, 2019 (which by successive amendments the due date was extended to December 31, 2027.  The principal amount of the promissory note has been increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance. Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share. The principal balance and accrued interest due on the note was $3,094,672 and $378,183, respectively, as of July 31, 2023.

The Company did not assign any value to the conversion feature of the Note because 80% of the common stock of the Company had a negative book value of as of July 31, 2023, and continues to have a negative book value. Furthermore, the Company has not generated any revenue to date.

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018, Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), payable originally due in January 2023, 1274(d), which by successive amendments has been extended to December 31, 2027).  The principal balance and accrued interest due on the note were $3,500,000 and $23,037, respectively, as of July 31, 2023.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $11,593, respectively, as of July 31, 2023.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 5 - PREFERRED AND COMMON STOCK

Preferred Stock

In connection with the December 20, 2018 Patent and Technology Agreement, the Company issued 4 shares of its Series A Preferred Stock to Cell Science.  Each share of Series A Preferred Stock had voting rights equal to four (4) times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding.  On September 18, 2023, the four (4) shares of Series A Preferred Stock were cancelled and terminated in furtherance of financing efforts.

Common Stock

In October 2021, the Company sold a total of 485,001 shares of its common stock to eight accredited investors at $3.00 per share for total proceeds of $1,456,003.

In June and July 2022, the Company sold a total of 100,002 shares of its common stock to three accredited investors at $1.50 per share for total proceeds of $150,001.

In November 2022, the Company sold a total of 20,000 shares of its common stock to two accredited investors for total proceeds of $30,000.

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

The following table summarizes the stock option award activity under the 2020 Plan during the years ended July 31, 2022 and July 31, 2023:

Number of options
Outstanding at July 31, 2021	600,000
Granted	16,420,000
Forfeited	(4,601,915)
Outstanding at July 31, 2022	12,418,085
Granted	-
Exercised	-
Forfeited	(1,475,010)
Outstanding at July 31, 2023	10,943,075

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

The following table summarizes the warrants activity during the years ended July 31, 2022 and July 31, 2023:

Number of warrants
Outstanding at July 31, 2021	30,000,000
Amendment to agreement	(15,000,000)
Outstanding at July 31, 2022	15,000,000
Granted	-
Exercised	-
Forfeited	(14,250,000)
Outstanding at July 31, 2023	750,000

See Stock-based Compensation under Note 2 for description of options and warrants granted.

NOTE 6 - INCOME TAXES

As of July 31, 2023, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the years ended July 31, 2023 and 2022, the space sharing fees were $408,000 and $408,000, respectively.  As of July 31, 2023, accounts payable and accrued liabilities included $1,001,000 due to The OZ Corporation.

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

As a result of successfully completing the efficacy demonstration of our licensed technology in July 2021, we became obligated to issue to Cell Science, the licensor, a one-year note for an agreed one-time payment of $3.5 million, less certain credits. The amount of the credits to the note were determined and on January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement, as subsequently amended. with Cell Science in which the Company agreed as follows:

•There would be no reduction or offset against the $3.5 million One-time Payment for costs paid by the Company or on its behalf. Therefore, the Company issued a $3.5 million promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally payable on January 31, 2023, as extended by successive amendments to December 31, 2027.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provides for a monthly space sharing fee of $10,000 and has a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provides for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through lessee’s operations.  Since March 12, 2023, the agreement has continued on a month-to-month basis.  For the year ended July 31, 2023, the space sharing fees were $120,000 and the cannabis activities fees were $139,680.

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

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the consolidated Financial Statements at July 31, 2022 and for the year then ended (which were included in the Company’s Form 10-K filed with the SEC on November 7, 2022) in order to correct the consulting fees expense related to warrants issued.  The Company had previously expensed warrants that had not yet vested and therefore had overstated consulting fees expense.

The effect of the restatement adjustment on the Consolidated Balance Sheet at July 31, 2022 follows:

	As previously Reported	Restatement Adjustment	As Restated

Total assets	$701,095	$-	$701,095

Total liabilities	$7,858,618	$-	$7,858,618

Common stock	301,283	-	301,283
Additional paid-in capital	36,070,822	(6,355,594)	29,715,228
Accumulated deficit	(43,529,628)	6,355,594	(37,174,034)
Total stockholders’ deficit	(7,157,523)	-	(7,157,523)
Total liabilities and stockholders’ deficit	$701,095	-	$701,095

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The effect of the restatement adjustment on the Consolidated Statement of Operations for the year ended July 31, 2022 follows:

	As previously Reported	Restatement Adjustment	As Restated

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	15,379,799	(5,447,652)	9,932,147
Professional fees	900,492	-	900,492
Other operating expenses	1,762,877	-	1,762,877
Total operating expenses	18,043,168	(5,447,652)	12,595,516
Loss from operations	(18,043,168)	5,447,652	(12,595,516)
Other expenses	(2,871,772)	-	(2,871,772)
Net Loss	$(20,914,940)	$5,447,652	$(15,467,288)
Net loss per share – basic and diluted	$(0.07)	$0.02	$(0.05)

NOTE 10 – SUBSEQUENT EVENTS

Financing Efforts

From August 1, 2023 to December 31, 2023, the Company, as part of its financing efforts, sold an aggregate of $830,000 principal amount 13% Convertible Secured Notes, $500,000 of which were sold to the OZ Company, and $330,000 to third party investors.  The 13% Convertible Secured Notes, bear interest at 13%, payable in cash or in kind. The notes are payable at maturity in 2027. The obligations under the notes are secured by a lien on our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share.

Upon conversion of the notes, the Company will issue one warrant for each dollar amount converted, with an exercise price of $0.50 per share for warrants issued on conversion of the first $1.5 million of 13% Convertible Secured Notes issued, an exercise price of $0.75 per share for warrants issued on conversion of the second $3.5 million tranche of 13% Convertible Secured Notes issue, and an exercise price of $1.00 per share for warrants issued on conversion of 13% Convertible Secured Notes issued after the first $5.0 million in notes issued.

The total note proceeds of $830,000 were deposited in a third-party escrow account. A total of $607.500 has been disbursed from escrow to pay accounts payable and current operating expenses.  The balance in the escrow account at December 31, 2023, is $222,500.

Cancellation of Series A Preferred Stock.

In furtherance of the financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes, and we are amending our certificates of designation so that the the Series A Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2023 and 2022

NOTE 10 – SUBSEQUENT EVENTS (continued)

Extension of Notes Payable

On December 27, 2023, the maturity date of the $3.5 million One-time Payment Note to Cell Science, originally due on January 2023, as previously extended by successive amendments to December 31, 2023, was further extended to December 31, 2027.

OnDecember 31, 2027, the maturity date of the Working Capital Note payable to OZ Company, originally due on December 31, 2020, as previously extended by successive amendments to December 31, 2023, was further extended to December 31, 2027.

VO Leasing Agreement

On December 7, 2023, we reached an agreement with VO Leasing Corp., our landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, for payment of $589,732 we owe VO Leasing. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, anytime before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.