Form 10-Q
period 2023-10-31
Bakhu Holdings, Corp.
filed 2024-01-24
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2023

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
N/A

As of January 22, 2024, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.
Consolidated Balance Sheets
(Unaudited)

ASSETS
	October 31,	July 31,
	2023	2023
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$153,263	$3,101

Total Current Assets	153,263	3,101

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $233,925 and $200,507, respectively	434,433	467,850

Total Other Assets	434,433	467,850

TOTAL ASSETS	$587,696	$470,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,657,118	$2,639,281
Accrued interest	476,924	412,813
Notes payable - related parties	6,753,972	6,744,672

Total Current Liabilities	9,888,014	9,796,766

NON-CURRENT LIABILITIES

Notes payable – related parties	500,000	-
Notes payable	30,000	-

Total Non-Current Liabilities	530,000	-

TOTAL LIABILITIES	10,418,014	9,796,766

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares of Series A Preferred Stock issued and outstanding as of October 13, 2023, and 4 shares of Series A Preferred Stock issued and outstanding as of July 31, 2023	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	38,479,345	37,852,370
Accumulated deficit	(48,610,966)	(47,479,488)

Total Stockholders' Equity (Deficit)	(9,830,318)	(9,325,815)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$587,696	$470,951

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	October 31,
	2023	2022
		(As Restated – see Note 9)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $626,975 and $3,070,970, respectively) (as restated for the three months ended October 31, 2022 – see Note 9)	692,606	3,166,087
Professional fees	192,326	170,223
Depreciation of fixed assets	33,418	33,418
Other operating expenses	149,017	290,514

Total Operating Expenses (as restated for the three months ended October 31, 2022 – see Note 9)	1,067,367	3,660,242

LOSS FROM OPERATIONS (as restated for the three months ended October 31, 2022 – see Note 9)	(1,067,367	(3,660,242)

OTHER INCOME (EXPENSES)

Loss on sale of equipment	-	(65,748)
Interest expense	(64,111)	(46,663)

Total Other Income (Expenses)	(64,111)	(112,411)

LOSS BEFORE INCOME TAXES (as restated for the three months ended October 31, 2022 – see Note 9)	(1,131,478)	(3,772,653)

PROVISION FOR INCOME TAXES	-	-

NET LOSS (as restated for the three months ended October 31, 2022 – see Note 9)	$(1,131,478)	$(3,772,653)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (as restated for the three months ended October 31, 2022 – see Note 9)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,282,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	October 31,
	2023	2022
		(As Restated – see Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss (as restated for the three months ended October 31, 2022 – see Note 9)	$(1,131,478)	$(3,772,653)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation (as restated for the three months ended October 31, 2022 – see Note 9)	626,975	3,070,970
Loss on sale of equipment	-	65,748
Depreciation of fixed assets	33,418	33,418
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,837	334,607
Accrued interest	64,111	46,663

Net Cash Used in Operating Activities	(389,138)	(221,247)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	-	10,125

Net Cash Provided by Investing Activities	-	10,125

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	30,000	-
Payments on notes payable - related parties	-	(2,883)
Proceeds from notes payable - related parties	509,300	221,667

Net Cash Provided by Financing Activities	539,300	218,784

INCREASE IN CASH AND CASH EQUIVALENTS	150,162	7,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,101	12,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,263	$20,113

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Three Months Ended October 31, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2023	4	$ -	301,302,983	$ 301,303	$ 37,852,370	$ (47,479,488)	$ (9,325,815)

Vesting of stock options and warrants	-	-	-	-	626,975	-	626,975

Cancellation of Preferred Stock	(4)	-	-	-	-	-	-

Net loss for the three months ended
October 31, 2023	-	-	-	-	-	(1,131,478)	(1,131,478)

Balance, October 31, 2023	-	$ -	301,302,983	$ 301,303	$ 38,479,345	$ (48,610,966)	$ (9,830,318)

	Three Months Ended October 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022 (as restated - see
Note 9)	4	$ -	301,282,983	$ 301,283	$ 29,715,228	$ (37,174,034)	$ (7,157,523)

Vesting of stock options and warrants
(as restated - see Note 9)	-	-	-	-	3,070,970	-	3,070,970

Net loss for the three months ended
October 31, 2022 (as restated – see Note 9)	-	-	-	-	-	(3,772,653)	(3,772,653)

Balance, October 31, 2022 (as restated -
see Note 9)	4	$ -	301,282,983	$ 301,283	$ 32,786,198	$ (40,946,687)	$ (7,859,206)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through October 31, 2023, the Company accumulated losses of $48,610,966.

On December 20, 2018, the Company acquired a license from Cell Science Holding Ltd. (“Cell Science”) in exchange for 210,000,000 shares of Company common stock.  The license provides for the Company’s exclusive right in North America and Central America to use certain patents and intellectual property for the production of cannabinoids for medical, food additive, and recreational uses.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of October 31, 2023. When used herein, the “Company” includes this consolidated subsidiary.

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

The Company condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which the Company prepared in accordance with GAAP. Our interim financial statements should be read in conjunction with our annual report on Form 10-K for the year ended July 31, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $48,610,966 as of October 31, 2023 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

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

On September 16, 2021, the Company granted to its then Chief Executive Officer, Teddy Scott, a non-qualified stock option to purchase 5,000,000 shares of common stock at an exercise price of $4.50 per share, representing the current market price on the date of the issuance of the option. Such Options shall be exercisable for a period of ten

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

years.  Six hundred twenty-five thousand (625,000) of the options shall vest and be exercisable immediately with the remaining options vesting at the rate of ninety-three thousand eighty-five (93,085) shares per month over a period of forty-seven (47) months. The fair value of each option grant issued under the 2020 Plan was estimated using the Black-Scholes option pricing model.

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

October 31, 2023

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $626,975 and $3,070,970 (which is included in consulting fees on the Statement of Operations) for the three months ended October 31, 2023 and 2022, respectively.  As of October 31, 2023 there was $5,642,775 of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options (which ends on February 11, 2026).

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

(Unaudited)

NOTE 3 – FIXED ASSETS

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company acquired all related equipment, improvements, supplies, and related tangible and intangible assets.  The Company determined that the lab equipment acquired had a cost basis of $765,160.  These costs are depreciated using the straight-line method over their estimated economic lives which is estimated to be 5 years.

Fixed Assets consisted of the following:

	October 31, 2023	July 31, 2023
Laboratory equipment and components – at cost	$ 668,358	$ 668,357
Accumulated depreciation	(233,925)	(200,507)
Fixed assets – net	$ 434,433	$ 467,850

NOTE 4 - NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties consist of:

	October 31, 2023	July 31, 2023
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due June 30, 2023	$ 3,500,000	$ 3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due June 30, 2023	3,103,972	3,094,672
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Total – current amount due	6,753,972	6,744,672

Notes payable to OZ Company, interest at 13%, due in four years from closing of promissory note agreements	500,000	-
Total – non-current amount due	500,000	-

Total notes payable – related parties	$ 7,253,972	$ 6,744,672

On August 1, 2019, the Company executed a promissory note in favor of The OZ Corporation to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019 (which by successive amendments the due date was extended to December 31, 2027).  The principal amount of the promissory note has been increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,103,972 and $422,488, respectively, as of October 31, 2023.

The Company has not assigned any value to the conversion feature of the Note because the common stock is only thinly traded, the Company had a negative book value as of October 31, 2023, and the Company has not generated any revenue to date.

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

(Unaudited)

NOTE 4 - NOTES PAYABLE – RELATED PARTIES (continued)

1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,500,000 and $26,918, respectively, as of October 31, 2023.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $14,240, respectively, as of October 31, 2023.

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

The following table summarizes the stock option award activity under the 2020 Plan during the three months ended October 31, 2023:

Number of options
Outstanding at July 31, 2023	10,943,075
Granted	-
Exercised	-
Expired	-
Outstanding at October 31, 2023	10,943,075

The following table summarizes the warrants activity during the three months ended October 31, 2023:

Number of Warrants
Outstanding at July 31, 2023	750,000
Granted	-
Exercised	-
Expired	-
Outstanding at October 31, 2023	750,000

See Stock-based Compensation under Note 2 for description of options and warrants granted.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

(Unaudited)

NOTE 6 - INCOME TAXES

As of October 31, 2023, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the three months ended October 31, 2023 and 2022, the space sharing fees were $102,000 and $102,000, respectively.  As of October 31, 2023, accounts payable and accrued liabilities included $1,103,000 due to The OZ Corporation.

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

As a result of successfully completing the efficacy demonstration of our licensed technology in July 2021, we became obligated to issue to Cell Science, the licensor, a one-year note for an agreed one-time payment of $3.5 million, less certain credits. The amount of the credits to the note were determined and on January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement, as subsequently amended, in which the Company and Cell Science agreed as follows:

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provides for a monthly space sharing fee of $10,000 and has a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provides for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

lessee’s operations.  From March 12, 2023 through August 2023, the agreement continued on a month-to-month basis.  For the three months ended October 31, 2023 and 2022, the space sharing fees were $10,000 and $30,000, respectively, and the cannabis activities fees were $11,640 and $34,920, respectively.

NOTE 8 – FINANCING EFFORTS

From August 1, 2023 to December 31, 2023, the Company, as part of its financing efforts, sold an aggregate of $830,000 principal amount of 13% Convertible Secured Notes, $500,000 of which were sold to OZ Company, and $330,000 to third party investors.  The 13% Convertible Secured Notes bear interest at 13% payable in cash or in kind. The notes are payable at maturity in 2027. The obligations under the notes are secured by a lien on our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share.

Upon conversion of the notes, the Company will issue one warrant for each dollar amount converted, with an exercise price of $0.50 per share for warrants issued on conversion of the first $1.5 million of 13% Convertible Secured Notes issued, an exercise price of $0.75 per share for warrants issued on conversion of the second $3.5 million tranche of 13% Convertible Secured Notes issued and an exercise price of $1.00 per share for warrants issued on conversion of 13% Convertible Secured Notes issued after the first $5.0 million in notes issued.

The total note proceeds of $830,000 were deposited in a third-party escrow account. A total of $607,500 has been disbursed from escrow to pay accounts payable and current operating expenses.  The balance in the escrow account at December 31, 2023 is $222,500.

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the consolidated Financial Statements for the three months ended October 31, 2022 (which were included in the Company’s Form 10-Q filed with the SEC on December 20, 2022) in order to correct the consulting fees expense related to warrants issued.  The Company had previously expensed warrants that had not yet vested and therefore had overstated consulting fees expense.

The effect of the restatement adjustment on the Consolidated Statement of Operations for the three months ended October 31, 2022 follows:

	As previously Reported	Restatement Adjustment	As Restated

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	4,528,000	(1,361,913)	3,166,087
Professional fees	170,223	-	170,223
Depreciation of fixed assets	33,418	-	33,418
Other operating expenses	290,514	-	290,514
Total operating expenses	5,022,155	(1,361,913)	3,660,242
Loss from operations	(5,022,155)	1,361,913	(3,660,242)
Other expenses	(112,411)	-	(112,411)
Net Loss	$ (5,134,566)	$ 1,361,913	$ (3,772,653)
Net loss per share – basic and diluted	$ (0.02)	$ 0.01	$ (0.01)

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2023

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

Extension of Notes Payable

On December 27, 2023, the maturity date of the $3.5 million One-time Payment Note to Cell Science, originally due on January 2023, as previously extended by successive amendments to December 31, 2023, was further extended to December 31, 2027.

On December 27, 2023, the maturity date of the Working Capital Note payable to OZ Company, originally due on December 31, 2020, as previously extended by successive amendments to December 31, 2023, was further extended to December 31, 2027.

VO Leasing Agreement

On December 7, 2023, we reached an agreement with VO Leasing Corp., our landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, anytime before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2023 and 2022.

Revenues. We generated no net revenues during the three months ended October 31, 2023 and 2022.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $692,606 and $3,166,087 for the three months ended October 31, 2023, and 2022, respectively.  We recognized stock-based compensation of $626,975 and $3,070,969 for the three months ended October 31, 2023 and 2022, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $192,326 and $170,223 for the three months ended October 31, 2023 and 2022, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $149,017 and $290,514 for the three months ended October 31, 2023, and 2022, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other expenses of $64,111 and $112,411 for the three months ended October 31, 2023, and 2022, respectively.  Included in other expenses for the three months ended October 31, 2023, was the loss on sale of equipment in the amount of $65,748. Also included in other expenses were interest expenses related to our notes payable to related parties in the amount of $64,111 and $46,663 for the three months ended October 31, 2023 and 2022, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $1,131,478 and $3,772,653 for the three months ended October 31, 2023, and 2022, respectively.  Other than the decrease in stock based compensation, we did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of October 31, 2023, our primary source of liquidity consisted of $153,263 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the three months ended October 31, 2023, cash increased $150,162 from $3,101 at July 31, 2023, to $153,263 at October 31, 2023.

Net cash used in operating activities was $389,138 during the three months ended October 31, 2023, with a net loss of $1,131,478, stock-based compensation of $626,975, depreciation expense of $33,417, an increase in accounts payable of $17,837, and an increase in accrued liabilities of $64,111.

Net cash provided by investing activities was $-0- during the three months ended October 31, 2023.

During the three months ended October 31, 2023, financing activities provided $539,300 in net cash which consisted of proceeds from notes payable of $30,000, and proceeds from notes payable – related parties in the amount of $509,300.

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

We are currently seeking between $10.0 and $20.0 million through the sale of convertible secured notes to reduce our liabilities and to fund our proposed activities. As we continue our efforts to reach a minimum of $10 million in offering proceeds, we will allocate a portion of the incoming funds to repay current liabilities, and operating expenses. Such liabilities amount to approximately $2 million, including $1.3 million due officers, directors, and other affiliates for compensation, office sharing expenses, and advances.

The balance of about $8.0 million will be available to advance our proposed technology customization and refinement and our licensing effort and general and administrative expenses, including salaries and consulting fees, including compensation to officers and directors. If we obtain up to $20.0 million in gross proceeds from the sale of convertible debt, we will devote the additional funds to expanding and accelerating our implantation of our licensing plan and to payment of the $3.5 million One-time Payment Note to Cell Science, and approximate the $3.0 million Working Capital Note payable to OZ Company, both affiliates. Alternatively, in order to maximize cash proceeds from the offering we may seek to accept cancellation of this approximate $3.0 million working capital note with OZ Company as payment for the purchase of convertible debt in the offering.

We have no commitments or agreements to complete the above offering.

We expect to generate revenue pursuant to our commercialization and licensing efforts, dependent on obtaining additional capital to fund activities. We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us or that our present shareholders might suffer substantial dilution as a result. In addition, we may receive advance payments from joint venture partners, parties to strategic relationships, or sublicensees.

We may also seek additional debt and equity financing to fund payment of additional trade and other obligations incurred and costs of implementing our commercialization and licensing efforts. Our ability to attract debt financing will be substantially impaired by our current lack of both revenues and a robust, viable trading market for our common stock. Accordingly, any debt financing will likely be convertible to common stock, at the lender’s option, at prices discounted to our stock trading price at the time of conversion, which could dilute the interests of existing stockholders. We cannot assure that any such financings will be available, or can be completed on terms acceptable, to us. Any transaction involving the issuance of preferred or common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our current security holders.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Cancellation of Series A Preferred Stock.

On September 18, 2023, pursuant to the consent and agreement of Inter-M Traders FZ, LLE (the “Principal Shareholder”), Cell Science Holding Ltd. (“Cell Science”), the OZ Company (the “Lead Investor”) and Bakhu, and in furtherance of the financing efforts led by the Lead Investor, the four (4) shares of Series A Preferred Stock held by the Cell Science, and which carried super-voting rights, were canceled and terminated. Each share of Series A Preferred Stock had voting rights equal to four (4) times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding, which have an equivalent of 1,204,731,932 votes.  As a result of the preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes.

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

Subsequent Events

Extension of Notes Payable

On December 27, 2023, the maturity date of the $3.5 million One-time Payment Note to Cell Science, originally due on January 2023, as previously extended by successive amendments to December 31, 2023 was further extended to December 31, 2027.

On December 27, 2023, the maturity date of the Working Capital Note payable to OZ Company, originally due on December 31, 2020, as previously extended by successive amendments to December 31, 2023 was further extended to December 31, 2027.

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

BAKHU HOLDINGS, CORP.

Dated: January 22, 2024	/s/ Aristotle Popolizio
By: Aristotle Popolizio
Its: Vice President Principal Executive Officer

Dated: January 22, 2024	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer