Form 10-Q
period 2024-01-31
Bakhu Holdings, Corp.
filed 2024-03-25
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2024

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
N/A

As of March 25, 2024, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

ASSETS
	January 31,	July 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$426,347	$3,101

Total Current Assets	426,347	3,101

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $267,343 and $200,507, respectively	401,015	467,850

Total Other Assets	401,015	467,850

TOTAL ASSETS	$827,362	$470,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,009,943	$2,639,281
Accrued interest	553,452	412,813
Settlement liability due to leasing company	260,000	-
Notes payable - related parties current portion	150,000	6,744,672

Total Current Liabilities	2,973,395	9,796,766

NON-CURRENT LIABILITIES

Notes payable – related parties	7,103,972	-
Notes payable – third parties	530,000	-

Total Non-Current Liabilities	7,633,972	-

TOTAL LIABILITIES	10,607,367	9,796,766

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	38,650,338	37,852,370
Accumulated deficit	(48,731,646)	(47,479,488)

Total Stockholders' Equity (Deficit)	(9,780,005)	(9,325,815)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$827,362	$470,951

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2024	2023
		(As Restated – see Note 9)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $170,993 and $2,569,241, respectively) (as restated for the three months ended January 31, 2023 – see Note 9)	171,254	2,644,812
Professional fees	2,472	178,495
Depreciation of fixed assets	33,418	33,418
Other operating expenses	160,086	233,408

Total Operating Expenses (as restated for the three months ended January 31, 2023 – see Note 9)	367,230	3,090,133

LOSS FROM OPERATIONS (as restated for the three months ended January 31, 2023 – see Note 9)	(367,230)	(3,090,133)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	323,078	-
Interest expense	(76,528)	(48,830)

Total Other Income (Expenses)	246,550	(48,830)

LOSS BEFORE INCOME TAXES (as restated for the three months ended January 31, 2023 – see Note 9)	(120,680)	(3,138,963)

PROVISION FOR INCOME TAXES	-	-

NET LOSS (as restated for the three months ended January 31, 2023 – see Note 9)	$(120,680)	$(3,138,963)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (as restated for the three months ended January 31, 2023 – see Note 9)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,298,200

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Six Months Ended
	January 31,
	2024	2023
		(As Restated – see Note 9)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $797,968 and $5,640,211, respectively) (as restated for the six months ended January 31, 2023 – see Note 9)	863,860	5,810,899
Professional fees	194,798	348,718
Depreciation of fixed assets	66,836	66,836
Other operating expenses	309,103	523,922

Total Operating Expenses (as restated for the six months ended January 31, 2023 – see Note 9)	1,434,597	6,750,375

LOSS FROM OPERATIONS (as restated for the six months ended January 31, 2023 – see Note 9)	(1,434,597)	(6,750,375)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	323,078	-
Loss on sale of equipment	-	(65,748)
Interest expense	(140,639)	(95,493)

Total Other Income (Expenses)	182,439	(161,241)

LOSS BEFORE INCOME TAXES (as restated for the six months ended January 31, 2023 – see Note 9)	(1,252,158)	(6,911,616)

PROVISION FOR INCOME TAXES	-	-

NET LOSS (as restated for the six months ended January 31, 2023 – see Note 9)	$(1,252,158)	$(6,911,616)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (as restated for the six months ended January 31, 2023 – see Note 9)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,290,592

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31,
	2024	2023
		(As Restated – see Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss (as restated for the six months ended January 31, 2023 – see Note 9)	$(1,252,158)	$(6,911,616)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation (as restated for the six months ended January 31, 2023 – see Note 9)	797,968	5,640,211
Gain on settlement of debt	(323,078)	-
Loss on sale of equipment	-	65,748
Depreciation of fixed assets	66,836	66,836
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(306,260)	719,664
Accrued interest	140,639	95,493
Settlement liability due to leasing company	260,000	-

Net Cash Used in Operating Activities	(616,054)	(323,664)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	-	10,125

Net Cash Provided by Investing Activities	-	10,125

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	30,000
Proceeds from notes payable – third parties	530,000	-
Payments on notes payable - related parties	-	(2,883)
Proceeds from notes payable - related parties	509,300	276,372

Net Cash Provided by Financing Activities	1,039,300	303,489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	423,246	(10,050)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,101	12,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$426,347	$2,401

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended January 31, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2023	4	$-	301,302,983	$301,303	$37,852,370	$(47,479,488)	$(9,325,815)

Vesting of stock options and warrants	-	-	-	-	626,975	-	626,975

Cancellation of Preferred Stock	(4)	-	-	-	-	-	-

Net loss for the three months ended
October 31, 2023	-	-	-	-	-	(1,131,478)	(1,131,478)

Balance, October 31, 2023	-	-	301,302,983	301,303	38,479,345	(48,610,966)	(9,830,318)

Vesting of stock options and warrants	-	-	-	-	170,993	-	170,993

Net loss for the three months ended
January 31, 2024	-	-	-	-	-	(120,680)	(120,680)

Balance, January 31, 2024	-	$-	301,302,983	$301,303	$38,650,338	$(48,731,646)	$(9,780,005)

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

(Unaudited)

	Six Months Ended January 31, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022 (as restated – see Note 9)	4	$-	301,282,983	$301,283	$29,715,228	$(37,174,034)	$(7,157,523)

Vesting of stock options and warrants (as restated – see Note 9)	-	-	-	-	3,070,970	-	3,070,970

Net loss for the three months ended
October 31, 2022 (as restated – see Note 9)	-	-	-	-	-	(3,772,653)	(3,772,653)

Balance, October 31, 2022 (as restated – see Note 9)	4	-	301,282,983	301,283	32,786,198	(40,946,687)	(7,859,206)

Vesting of stock options and warrants (as restated – see Note 9)	-	-	-	-	2,569,241	-	2,569,241

Stock issued for cash	-	-	20,000	20	29,980	-	30,000

Net loss for the three months ended
January 31, 2023 (as restated – see Note 9)	-	-	-	-	-	(3,138,963)	(3,138,963)

Balance, January 31, 2023 (as restated – see Note 9)	4	$-	301,302,983	$301,303	$35,385,419	$(44,085,650)	$(8,398,928)

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through January 31, 2024, the Company has accumulated losses of $48,731,646.

On December 20, 2018, the Company acquired a license from Cell Science Holding Ltd. (“Cell Science”) in exchange for 210,000,000 shares of Company common stock.  The license provides for the Company’s exclusive right in North America and Central America to use certain patents and intellectual property for the production of cannabinoids for medical, food additive, and recreational uses.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of January 31, 2024. When used herein, the “Company” includes this consolidated subsidiary.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $48,731,646 as of January 31, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

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

Stock-based Compensation

In September 2020, the Company adopted a stock-based compensation plan, the 2020 Long-Term Incentive Plan (“2020 Plan”), which is more fully described in Note 5.  We expense the fair value of stock options and warrants granted for services as they vest.  The fair value of each option grant issued under the 2020 Plan is calculated using the Black-Scholes option pricing model.

The Company recognized stock-based compensation of $797,968 and $5,640,211 (which is included in consulting fees on the Statement of Operations) for the six months ended January 31, 2024 and 2023, respectively.  As of January 31, 2024 there was $3,191,873 of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options (which ends on February 11, 2026).

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

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

Fixed Assets consisted of the following:

	January 31, 2024	July 31, 2023
Laboratory equipment and components – at cost	$668,358	$668,357
Accumulated depreciation	(267,343)	(200,507)
Fixed assets – net	$401,015	$467,850

NOTE 4 - NOTES PAYABLE

Notes payable – related parties consist of:

	January 31, 2024	July 31, 2023
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due December 31, 2027	$3,420,000	$3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due December 31, 2027	3,183,972	3,094,672
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Convertible Senior Secured Promissory Note payable to OZ Company, interest at 13%, due February 27, 2028	500,000	-

Total notes payable – related parties	7,253,972	6,744,672

Current portion of notes payable – related parties	(150,000)	(6,744,672)

Non-current portion of notes payable – related parties	$7,103,972	$-

Notes payable – third parties consist of:

	January 31, 2024	July 31, 2023
Convertible Senior Secured Promissory Notes payable to third parties, interest at 13%, due February 27, 2028	$530,000	$-

Total notes payable – third parties	$530,000	$-

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

NOTE 4 - NOTES PAYABLE (continued)

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,420,000 and $30,800, respectively, as of January 31, 2024.

The Convertible note payable to The OZ Corporation dated August 1, 2019 arose from a promissory note in favor of The OZ Corporation to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019 which by successive amendments the due date was extended to December 31, 2027.  The principal amount of the promissory note has been increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,183,972 and $466,823, respectively, as of January 31, 2024.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $16,883, respectively, as of January 31, 2024.

The Convertible Senior Secured Promissory Notes payable to OZ Company (related party) and three third parties at January 31, 2024 were sold by the Company from August 8, 2023 to January 10, 2024.  These notes and related accrued interest are convertible at the option of the holder into shares of Company common stock at a conversion price of $0.50 per share.  These notes are secured by a first priority lien on all assets of the Company.  The principal balance and accrued interest due on the Convertible Senior Secured Promissory Notes totaled $1,030,000 and $38,946, respectively as of January 31, 2024.

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

The total note proceeds of $1,030,000 were deposited in a third-party escrow account. From August 29, 2023 to January 31, 2024, a total of $607,500 was disbursed from escrow to pay accounts payable and current operating expenses.  The balance in the escrow account at January 31, 2024 was $422,500.  From February 1, 2024 to February 26, 2024, a total of $345,976 was disbursed from escrow to pay accounts payable and current operating expenses.  On February 26, 2024, the remaining $76,524 in escrow was transferred to the Company’s bank account.

NOTE 5 - PREFERRED AND COMMON STOCK

Preferred Stock

In connection with the December 20, 2018 Patent and Technology Agreement, the Company issued 4 shares of its Series A Preferred Stock to Cell Science.  Each share of Series A Preferred Stock had voting rights equal to four (4) times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

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

The following table summarizes the stock option award activity under the 2020 Plan during the six months ended January 31, 2024:

Number of options
Outstanding at July 31, 2023	10,943,075
Granted	-
Exercised	-
Forfeited	(240,000)
Expired	-
Outstanding at January 31, 2024	10,703,075

The following table summarizes the warrants activity during the six months ended January 31, 2024:

Number of Warrants
Outstanding at July 31, 2023	750,000
Granted	-
Exercised	-
Expired	-
Outstanding at January 31, 2024	750,000

The remaining 10,703,075 stock options outstanding at January 31, 2024 are as follows:

Date of Grant	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
September 22, 2020	300,000	300,000	$5.10	September 22, 2027
July 27, 2021	200,000	200,000	$4.20	July 27, 2028
September 16, 2021	718,085	718,085	$4.50	September 16, 2031
December 3, 2021	140,000	140,000	$3.00	December 3, 2028
December 6, 2021	140,000	140,000	$3.40	December 6, 2021
December 7, 2021	400,000	400,000	$3.40	December 7, 2028
January 5, 2022	1,400,000	1,400,000	$2.60	January 5, 2029
February 11, 2022	624,990	624,990	$3.00	February 11, 2029
February 11, 2022	3,500,000	1,499,984	$3.00	February 11, 2029
April 18, 2022	2,600,000	2,600,000	$3.30	April 18, 2029
July 29, 2022	360,000	360,000	$1.50	July 29, 2029
July 29, 2022	320,000	320,000	$1.50	July 29, 2029
Totals	10,703,075	8,703,059

The remaining 750,000 warrants outstanding and exercisable at January 31, 2024 were granted September 11, 2021, have an exercise price of $3.00 per share, and expire June 7, 2028.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

NOTE 6 - INCOME TAXES

As of January 31, 2024, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the six months ended January 31, 2024 and 2023, the space sharing fees were $204,000 and $204,000, respectively.  As of January 31, 2024, accounts payable and accrued liabilities included $1,205,000 due to The OZ Corporation for unpaid space sharing fees.

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provided for a monthly space sharing fee of $10,000 and had a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provided for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

lessee’s operations.  From March 12, 2023 through August 2023, the agreement continued on a month-to-month basis.  For the six months ended January 31, 2024 and 2023, the space sharing fees were $10,000 and $60,000, respectively, and the cannabis activities fees were $11,640 and $69,840, respectively.

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

On December 7, 2023, we reached an agreement with VO Leasing Corp., our laboratory space landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, anytime before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.  Based on the agreement, the Company recorded a gain on the settlement of debt in the amount of $323,078 for the three and six months ended January 31, 2024.

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the consolidated Financial Statements for the three and six months ended January 31, 2023 (which were included in the Company’s Form 10-Q filed with the SEC on December 20, 2022) in order to correct the consulting fees expense related to warrants issued.  The Company had previously expensed warrants that had not yet vested and therefore had overstated consulting fees expense.

The effect of the restatement adjustment on the Consolidated Statement of Operations for the three months ended January 31, 2023 follows:

	As previously Reported	Restatement Adjustment	As Restated

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	4,006,725	(1,361,913)	2,644,812
Professional fees	178,495	-	178,495
Depreciation of fixed assets	33,418	-	33,418
Other operating expenses	233,408	-	233,408
Total operating expenses	4,452,046	(1,361,913)	3,090,133
Loss from operations	(4,452,046)	1,361,913	(3,090,133)
Other expenses	(48,830)	-	(48,830)
Net Loss	$(4,500,876)	$1,361,913	$(3,138,963)
Net loss per share – basic and diluted	$(0.01)	$0.00	$(0.01)

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2024

(Unaudited)

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The effect of the restatement adjustment on the Consolidated Statement of Operations for the six months ended January 31, 2023 follows:

	As previously Reported	Restatement Adjustment	As Restated

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	8,534,725	(2,723,826)	5,810,899
Professional fees	348,718	-	348,718
Depreciation of fixed assets	66,836	-	66,836
Other operating expenses	523,922	-	523,922
Total operating expenses	9,474,201	(2,723,826)	6,750,375
Loss from operations	(9,474,201)	2,723,826	(6,750,375
Other expenses	(161,241)	-	(161,241)
Net Loss	$(9,635,442)	$2,723,826	$(6,911,616)
Net loss per share – basic and diluted	$(0.03)	$0.01	$(0.02)

NOTE 10 – SUBSEQUENT EVENTS

On February 27, 2024, the Company closed Tranche 1 of the ongoing private placement sale of $1,030,000 of Convertible Senior Secured Promissory Notes (see Note 4).  In conjunction with the Tranche 1 closing, the Company appointed three new directors and granted to each of the new directors Teddy Scott, Mitch Kahn, and Kimberly Tanami, and incumbent directors, Aristotle Popolizio, Peter Whitton and Juan Carlos Garcia La Sienra Garcia, a non-qualified stock option to purchase 240,000 shares of common stock at an exercise price of $1.00 per share. Such options shall be exercisable for seven years. The options shall vest at the rate of 1/12 (i.e., 20,000 shares) per month commencing on the Grant Date, so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

Unless a director resigns, is removed as provided in the Bylaws of the Company, dies or becomes incapacitated, each director shall receive annually, on each anniversary date, an additional option to purchase 240,000 shares of the Company’s common stock at an exercise price per share equal to the greater of (i) $1.00 per share, or (ii) Market price, defined as the average of the reported closing transaction price, if available, or closing bid price VWAP for the seven trading days preceding the date of grant, unless the aggregate trading volume for such period was less than $100,000, in which case the applicable trading period will be that number of days required to have aggregate trading volume of $100,000.  Such annual grant of options shall continue in effect until the director resigns, is removed as provided in the Bylaws of the Company, dies or becomes incapacitated.

On March 5, 2024, John Munoz (controlling person of The OZ Corporation and OZ Company) and Aristotle Popolizio (officer and director of the Company) closed an Option Cancellation and Share Transfer Agreement.  In exchange for Popolizio’s cancellation of a total of 2,100,000 stock options exercisable at prices ranging from $2.60 per share to $5.10 per share, Munoz transferred 2,500,000 shares of Company common stock owned by him to Popolizio.

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

During the last three fiscal years and the recently completed three- and six-month periods, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses to position us to be able to commercially exploit the licensed technology.  In July 2021, we completed efficacy testing of our licensed technology required to demonstrate its commercial viability. As we seek to implement our commercialization plan, we are seeking substantial amounts of required additional capital.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2024 and 2023.

Revenues. We generated no net revenues during the three and six months ended January 31, 2024 and 2023.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $171,254 and $2,644,812 for the three months ended January 31, 2024, and 2023, respectively.  Consulting fees were $863,860 and $5,810,899 for the six months ended January 31, 2024, and 2023, respectively.  We recognized stock-based compensation of $797,968 and $5,640,211 for the six months ended January 31, 2024 and 2023, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $2,472 and $178,495 for the three months ended January 31, 2024 and 2023, respectively.  Professional fees were $194,798 and $348,718 for the six months ended January 31, 2024 and 2023, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $160,086 and $233,408 for the three months ended January 31, 2024, and 2023, respectively.  Other operating expenses were $309,103 and $523,922 for the six months ended January 31, 2024, and 2023, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue.

Other Income (Expenses). We had net other income of $246,550 for the three months ended January 31, 2024 compared to net other expenses of $48,830 for the three months ended January 31, 2023.  We had net other income of $182,439 for the six months ended January 31, 2024 compared to net other expenses of $161,241 for the six months ended January 31, 2023.  During the three and six months ended January 31, 2024, we recorded a gain on the settlement of debt in the amount of $323,078.  See Gain on Settlement of Debt under Note 10 in the Notes to Financial Statements for description of the gain.  Included in other expenses for the six months ended January 31, 2023, was the loss on sale of equipment in the amount of $65,748. Also included in other expenses were interest expenses related to our notes payable to related parties in the amount of $140,639 and $95,493 for the six months ended January 31, 2024 and 2023, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $120,680 and $3,138,963 for the three months ended January 31, 2024, and 2023, respectively.  We had a net loss of $1,252,158 and $6,911,616 for the six months ended January 31, 2024, and 2023, respectively.  Other than the decrease in stock-based compensation, we did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of January 31, 2024, our primary source of liquidity consisted of $426,347 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the six months ended January 31, 2024, cash increased $423,246 from $3,101 at July 31, 2023, to $426,347 at January 31, 2024.

Net cash used in operating activities was $616,054 during the six months ended January 31, 2024, with a net loss of $1,252,158, stock-based compensation of $797,968, gain on settlement of debt of $323,078, depreciation expense of $68,835, a decrease in accounts payable of $692,416, and an increase in accrued liabilities of $140,639.

Net cash provided by investing activities was $-0- during the six months ended January 31, 2024.

During the six months ended January 31, 2024, financing activities provided $1,039,300 in net cash which consisted of proceeds from notes payable of $530,000 and proceeds from notes payable – related parties in the amount of $509,300.

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

We are currently seeking an additional between $9.0 and $19.0 million through the sale of convertible secured notes to reduce our liabilities and to fund our proposed activities. As we continue our efforts to reach a minimum of $9.0 million in offering proceeds, we will allocate a portion of the incoming funds to repay current liabilities, and operating expenses. Such liabilities amount to approximately $2.0 million, including $1.3 million due officers, directors, and other affiliates for compensation, office sharing expenses, and advances.

The balance of about $8.0 million will be available to advance our proposed technology customization and refinement and our licensing effort and general and administrative expenses, including salaries and consulting fees, including compensation to officers and directors.  If we obtain up to $19.0 million in gross proceeds from the sale of convertible debt, we will devote the additional funds to expanding and accelerating our implantation of our licensing plan and to payment of the $3.5 million One-time Payment Note to Cell Science and approximate the $3.0 million Working Capital Note payable to OZ Company, both affiliates.  Alternatively, in order to maximize cash proceeds from the offering we may seek to accept cancellation of this approximate $3.0 million working capital note with OZ Company as payment for the purchase of convertible debt in the offering.

We have no commitments or agreements to complete the above offering.

We expect to eventually generate revenue pursuant to our commercialization and licensing efforts, dependent on obtaining additional capital to fund activities.  We cannot assure you, however, that any such financings will be available or will otherwise be made on terms acceptable to us or that our present shareholders might suffer substantial dilution as a result.  In addition, we may receive advance payments from joint venture partners, parties to strategic relationships, or sublicensees.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2023, Form 10-K.  While these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

Subsequent Events

Financing Efforts

On February 27, 2024, the Company closed Tranche I of the ongoing private placement sale of $1,030,000 in aggregate principal amount of secured promissory notes bearing interest at 13%, payable in cash or in kind. The notes are payable at maturity in February 2028 (the “13% Convertible Secured Notes”).

The recent closing completes Tranche I of the financing effort commenced in July 2023, near the end of our most recent fiscal year. We then authorized the OZ Company and its owner, John R. Munoz, one of our principal stockholders, as the lead investor (“Lead Investor”), to seek up to $20.0 million in external funding through the sale of 13% Convertible Secured Notes. The obligations under the notes are secured by our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share. Upon conversion of the notes, we will issue one warrant for each dollar amount converted, with an exercise price of $0.50 per share for warrants issued on conversion of the first $1.5 million of 13% Convertible Secured Notes issued, an exercise price of $0.75 per share for warrants issued on conversion of the second $3.5 million tranche of 13% Convertible Secured Notes issue, and an exercise price of $1.00 per share for warrants issued on conversion of 13% Convertible Secured Notes issued after the first $5.0 million in notes issued. The Lead Investor purchased $500,000 of the notes issued in Tranche I.

In connection with this offering, the Company, the Lead Investor, and Inter-M Traders FZ LLE, our single largest record stockholder (the “Principal Shareholder”), agreed to additional terms and conditions, some of which were completed as interim steps during the completion of $1,030,000 in sales, which was styled as Tranche I in the offering, as follows:

In conjunction with the Tranche I Closing, the following corporate governance changes are being implemented.

(a)Until the 13% Convertible Secured Notes are paid in full, the board will be expanded and comprised of seven directors.

(b)Three directors will be designated by the Principal Shareholder, who initially will consist of

(i)Aristotle Popolizio;

(ii)Juan Carlos Garcia La Sienra Garcia; and

(iii)Kimberly Tanami.

(c)Three directors will be designated by the Lead Investor, who initially will be:

(i)Teddy Scott;

(ii)Mitch Kahn; and

(iii)Peter Whitton.

(d)If any designee resigns, is removed, or is otherwise unable to serve, the entity appointing such director will appoint his replacement.

(e)As soon as practical, a majority of the above six directors are to appoint a seventh director. Appointment of the seventh independent director will be subject to approval by the Principal Shareholder. If the event the board is deadlocked, then the current board will nominate three director candidates to the Principal Shareholder, who may select the seventh director.

The Company used the proceeds from the sale of the initial $1,030,000 in 13% Convertible Secured Notes to pay pressing past due and ongoing obligations to our creditors, including $302,369 in compensation to incumbent officers and directors.  We propose to use additional available proceeds from the ongoing sale of notes to reduce past due accounts payable, to initiate officer’s and director’s insurance, to pay accrued and ongoing professional fees, general and administrative expenses, science engineering fees sublicensing related expenses, and for general corporate working capital.

Expansion of the Board and Appointment of Directors

As noted above we have agreed to expand our board of directors from five to seven directors and on February 27, 2024, we appointed Teddy Scott, Mitch Kahn, and Kimberly Tamani as directors.

Teddy C. Scott, Ph.D., J.D., has more than 20 years of experience in biotechnology research, intellectual property law and the cannabis industry.  Dr. Scott is the founder and former Chief Executive Officer of PharmaCann, where he was Chief Executive Officer from 2014 to 2019, and he was Chief Executive Officer of Ethos Cannabis from 2020 to 2021.  Since 2019, Dr. Scott is also a founder and currently serves as a director of SmartHealth Catalyzer, a company that focuses on advancing biotechnology developed at Midwestern universities.  Dr. Scott’s legal experience, primarily involving patents, licensing and strategic partnerships focusing on the drug, pharmaceutical and medical device areas, was at law firms including Polsinelli PC from 2006 to 2015, of which he was a shareholder; Howrey LLP, from 2003 to 2006; Katten Muchin Zavis Rosenman, from 2001 to 2003; Wilson Sonsini Goodrich & Rosati, from 2000 to 2001; and McDonnell Boehnen Hulbert & Berghoff, from 1998 to 2000.  Dr. Scott earned a BS in Biochemistry from Texas Tech University in 1990; received a Ph.D. in Molecular Biophysics from the University of Texas Southwestern Medical Center in 1997; attended the Southern Methodist University Dedman School of Law from 1997 to 1998; and received his J.D., cum laude, from the Northwestern University Pritzker School of Law in 2000.

Dr. Scott has been recognized for his leadership in the development of the U.S. cannabis industry by shaping production and development standards for creating high quality, reliable cannabis products.  After an extensive international search, the board found a direct skills match with the Company’s objectives to maximize its years of research and development and laboratory testing in cell replication technology and related proprietary equipment, processes and formulation to produce, manufacture and sell cannabis-related (cannabinoid) products.

Mitch Kahn was the Co-Founder and CEO of Grassroots Cannabis, a large private, vertically integrated cannabis operation in the United States, which was purchased by Curaleaf Holdings in 2020. Mr. Kahn co-founded Grassroots in 2014 to provide safe and efficacious cannabinoid products to consumers. Under his leadership, Mr. Kahn led over 1,100 team members across 11 states and obtained more than 60 regulatory licenses in the emerging cannabis sector. Prior to Grassroots Cannabis, Mr. Kahn co-founded Frontline Real Estate Partners, a Chicago-based real estate investment and advisory company with expertise in the acquisition, development, management, disposition, and leasing of commercial real estate properties throughout the United States. The company acquired properties valued at more than $125,000,000 and built a successful brokerage and property management business currently managing more than two million square feet of properties. In addition, to founding Grassroots Cannabis and Frontline, Mr. Kahn co-founded Hilco, a leading real estate restructuring, disposition valuation, and appraisal firm. Mitch served as President and CEO, and grew the business to more than 30 employees and annual revenues in excess of $15,000,000. Mr. Kahn began his career as a transactional attorney focused on real estate and corporate M&A transactions. Before entering his entrepreneurial endeavors, he served as Senior Vice President of Sportmart, growing the company’s footprint from 20 to 70 stores. Mr. Kahn is a graduate of the University of Wisconsin School of Business and received his JD from Northwestern University Law School. Mr. Kahn serves on multiple Boards and is actively involved in numerous charitable and community organizations.

Kimberly Tanami is the CEO and Founder of HPI Canna, a state-of-the-art cultivation, extraction, manufacturing, and distribution facility nestled on 434 acres in New York’s Hudson Valley. Drawing upon more than two decades of extensive executive leadership experience as a CEO and President, Ms. Tanami’s professional trajectory was profoundly influenced by personal tragedy when she lost her sister to epilepsy at the age of 29. This event fueled her determination to explore innovative treatment avenues, including the utilization of cannabis within healthcare frameworks. Under Ms. Tanami’s leadership, HPI Canna has quickly grown into one of New York state’s leading cannabis producers, with a diverse brand portfolio that includes New York’s #1 selling flower brand, Dank, industry heavyweights like Packwoods, and social equity led brands like 40 Tons, Drew Martin, Chef for Higher, Her Highness, and more. HPI Canna embodies Ms. Tanami’s vision of becoming the standard-bearer for New York’s emerging cannabis industry while establishing a healthy and sustainable ecosystem by bringing best-in-class brands to market with innovative partners at every level of the supply chain.

Grant of Options to Directors

With the expansion and appointment of directors as noted above, the Company granted to each of Teddy Scott, Mitch Kahn, Kimberly Tanami, and incumbent directors, Aristotle Popolizio, Peter Whitton and Juan Carlos Garcia La Sienra Garcia, a non-qualified stock option to purchase 240,000 shares of common stock at an exercise price of $1.00 per share. Such options shall be exercisable for seven years. The options shall vest at the rate of 1/12 (i.e., 20,000 shares) per month commencing on the Grant Date, so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

Unless a director resigns, is removed as provided in the Bylaws of the Company, dies or becomes incapacitated, each director shall receive annually, on each anniversary date, an additional option to purchase 240,000 shares of the Company’s common stock at an exercise price per share equal to the greater of (i) $1.00 per share, or (ii) Market price, defined as the average of the reported closing transaction price, if available, or closing bid price VWAP for the seven trading days preceding the date of grant, unless the aggregate trading volume for such period was less than $100,000, in which case the applicable trading period will be that number of days required to have aggregate trading volume of $100,000.  Such annual grant of options shall continue in effect until the director resigns, is removed as provided in the Bylaws of the Company, dies or becomes incapacitated.

ITEM 6.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles of Incorporation of Bakhu Holdings, Corp. (1)
3(ii)	Amended and Restated By-Laws of Bakhu Holdings, Corp. (1)
4(i)	Certificate of Designation of Series A Preferred Stock (1)
4(ii)	Certificate of Designation of Series B Preferred Stock (1)
4(iii)	Certificate, Amendment or Withdrawal of Designation (Series A Preferred Stock)(17)
4(iv)	Certificate, Amendment or Withdrawal of Designation (Series B Preferred Stock)(17)
10.1	Patent and Technology License Agreement dated December 20, 2018 (2)
10.2	Amended and Restated Patent and Technology License Agreement dated December 31, 2019 (3)
10.3	Strategic Alliance Agreement between CBD Biotech Inc and ICS dated April 17, 2020
10.4	Sublicense Agreement between CBD Biotech and ICS dated April 22, 2020
10.6	Efficacy Demonstration Laboratory Agreement dated June 10, 2020 (5)
10.7	Amendment to Amended and Restated License Agreement dated September 22, 2020 (6)
10.8	Agreement, Assignment Waiver and Estoppel dated September 22, 2020 (6)
10.9

Form of Indemnification Agreement entered into between the Company and Directors Thomas Emmitt, Peter Whitton, Aristotle Popolizio and Euripides Drakes on September 22, 2022, and with Teddy Scott on September 16, 2021(6)

10.10	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.11	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.12	Bakhu 2020 Long-Term Incentive Plan (6)
10.13	Audit Committee Charter (6)
10.14	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021(7)
10.15	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.16	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.17	First Amendment to Amended and Restated License Agreement dated February 12, 2021(12)
10.18	Second Amendment to Amended and Restated License Agreement dated July 12, 2021(8)
10.19	Consulting Agreement with Damian Solomon dated July 28, 2021(9)
10.20	Consulting Agreement with Sean Akhavan dated July 28, 2021(9)
10.21	First Amendment to Consulting Agreement and Warrants dated September 12, 2021(10)
10.22	Executive Employment Agreement with Teddy Scott dated September 16, 2021(11)
10.23	Third Amendment to Integrated License Agreement dated January 31, 2022(13)
10.24	Employment Agreement dated February 11, 2022(14)
10.25	Consulting Agreement dated February 11, 2022(14)
10.26	Second Amendment to BDC Consulting Agreement dated July 14, 2022(15)
10.27	Promissory Note dated June 23, 2022(15)
10.28	Form of Director Agreement(16)
10.29	Form of Confidentiality and Nondisclosure Agreement(16)
10.30	Form of Indemnification Agreement(16)
10.31	Form of Convertible Secured Promissory Note(17)
10.32	Form of Warrant(17)
10.33	General Security Agreement(17)
10.34	Intellectual Property Security Agreement(17)
14.01	Code of Ethics (6)
21	Subsidiaries (5)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (18)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (18)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
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

(17) Previously filed on Form 8-K on March 5, 2024

(18) Filed herewith

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

BAKHU HOLDINGS, CORP.

Dated: March 25, 2024	/s/ Aristotle Popolizio
By: Aristotle Popolizio
Its: Vice President Principal Executive Officer

Dated: March 25, 2024	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer