Form 10-Q
period 2024-04-30
Bakhu Holdings, Corp.
filed 2024-06-20
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2024

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
N/A

As of June 12, 2024, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

ASSETS
	April 30,	July 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$81,519	$3,101
Prepaid expenses	70,361	-

Total Current Assets	151,880	3,101

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $300,761 and $200,507, respectively	367,597	467,850

Total Other Assets	367,597	467,850

TOTAL ASSETS	$519,477	$470,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,958,156	$2,639,281
Accrued interest	565,364	412,813
Settlement liability due to leasing company	260,000	-
Notes payable - related parties current portion	150,000	6,744,672

Total Current Liabilities	2,933,520	9,796,766

NON-CURRENT LIABILITIES

Notes payable – related parties	7,160,046	-
Notes payable – third parties	653,770	-

Total Non-Current Liabilities	7,813,816	-

TOTAL LIABILITIES	10,747,336	9,796,766

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	39,109,321	37,852,370
Accumulated deficit	(49,638,483)	(47,479,488)

Total Stockholders' Equity (Deficit)	(10,227,859)	(9,325,815)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$519,477	$470,951

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	April 30,
	2024	2023
		(As Restated – see Note 9)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $458,983 and $1,713,675, respectively) (as restated for the three months ended April 30, 2023 – see Note 9)	468,484	1,779,670
Professional fees	87,675	52,008
Depreciation of fixed assets	33,418	33,418
Other operating expenses	228,344	229,700

Total Operating Expenses (as restated for the three months ended April 30, 2023 – see Note 9)	817,921	2,094,796

LOSS FROM OPERATIONS (as restated for the three months ended April 30, 2023 – see Note 9)	(817,921)	(2,094,796)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	-
Loss on sale of equipment	-	-
Interest expense	(88,916)	(48,037)

Total Other Income (Expenses)	(88,916)	(48,037)

LOSS BEFORE INCOME TAXES (as restated for the three months ended April 30, 2023 – see Note 9)	(906,837)	(2,142,833)

PROVISION FOR INCOME TAXES	-	-

NET LOSS (as restated for the three months ended April 30, 2023 – see Note 9)	$(906,837)	$(2,142,833)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (as restated for the three months ended April 30, 2023 – see Note 9)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,302,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Nine Months Ended
	April 30,
	2024	2023
		(As Restated – see Note 9)

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $1,256,951 and $7,353,885, respectively) (as restated for the nine months ended April 30, 2023 – see Note 9)	1,332,344	7,590,569
Professional fees	282,473	400,726
Depreciation of fixed assets	100,254	100,254
Other operating expenses	537,447	753,622

Total Operating Expenses (as restated for the nine months ended April 30, 2023 – see Note 9)	2,252,518	8,845,171

LOSS FROM OPERATIONS (as restated for the nine months ended April 30, 2023 – see Note 9)	(2,252,518)	(8,845,171)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	323,078	-
Loss on sale of equipment	-	(65,748)
Interest expense	(229,555)	(143,530)

Total Other Income (Expenses)	93,523	(209,278)

LOSS BEFORE INCOME TAXES (as restated for the nine months ended April 30, 2023 – see Note 9)	(2,158,995)	(9,054,449)

PROVISION FOR INCOME TAXES	-	-

NET LOSS (as restated for the nine months ended April 30, 2023 – see Note 9)	$(2,158,995)	$(9,054,449)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (as restated for the nine months ended April 30, 2023 – see Note 9)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,294,722

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	April 30,
	2024	2023
		(As Restated – see Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss (as restated for the nine months ended April 30, 2023 – see Note 9)	$(2,158,995)	$(9,054,449)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation (as restated for the nine months ended April 30, 2023 – see Note 9)	1,256,951	7,353,886
Gain on settlement of debt	(323,078)	-
Loss on sale of equipment	-	65,748
Depreciation of fixed assets	100,254	100,254
Changes in operating assets and liabilities:
Prepaid expenses	(70,361)	-
Accounts payable and accrued liabilities	(358,047)	1,013,570
Accrued interest	227,894	143,531
Settlement liability due to leasing company	260,000	-

Net Cash Used in Operating Activities	(1,065,382)	(377,460)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	-	10,125

Net Cash Provided by Investing Activities	-	10,125

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	30,000
Proceeds from notes payable – third parties	625,000	-
Payments on notes payable - related parties	-	(2,883)
Proceeds from notes payable - related parties	518,800	328,336

Net Cash Provided by Financing Activities	1,143,800	355,453

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,418	(11,882)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,101	12,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,519	$569

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$1,660	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Accrued interest added to principal of Convertible Senior Secured
Promissory Notes due February 26, 2028	$75,344	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended April 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2023	4	$-	301,302,983	$301,303	$37,852,370	$(47,479,488)	$(9,325,815)

Vesting of stock options and warrants	-	-	-	-	626,975	-	626,975

Cancellation of Preferred Stock	(4)	-	-	-	-	-	-

Net loss for the three months ended
October 31, 2023	-	-	-	-	-	(1,131,478)	(1,131,478)

Balance, October 31, 2023	-	-	301,302,983	301,303	38,479,345	(48,610,966)	(9,830,318)

Vesting of stock options and warrants	-	-	-	-	170,993	-	170,993

Net loss for the three months ended
January 31, 2024	-	-	-	-	-	(120,680)	(120,680)

Balance, January 31, 2024	-	$-	301,302,983	$301,303	$38,650,338	$(48,731,646)	$(9,780,005)

Vesting of stock options and warrants	-	-	-	-	458,983	-	458,983

Net loss for the three months ended
April 30, 2024	-	-	-	-	-	(906,837)	(906,837)

Balance, April 30, 2024	-	$-	301,302,983	$301,303	$39,109,321	$(49,638,483)	$(10,227,859)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

(Unaudited)

	Nine Months Ended April 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022 (as restated – see Note 9)	4	$-	301,282,983	$301,283	$29,715,228	$(37,174,034)	$(7,157,523)

Vesting of stock options and warrants (as restated – see Note 9)	-	-	-	-	3,070,970	-	3,070,970

Net loss for the three months ended
October 31, 2022 (as restated – see Note 9)	-	-	-	-	-	(3,772,653)	(3,772,653)

Balance, October 31, 2022 (as restated – see Note 9)	4	-	301,282,983	301,283	32,786,198	(40,946,687)	(7,859,206)

Vesting of stock options and warrants (as restated – see Note 9)	-	-	-	-	2,569,241	-	2,569,241

Stock issued for cash	-	-	20,000	20	29,980	-	30,000

Net loss for the three months ended
January 31, 2023 (as restated – see Note 9)	-	-	-	-	-	(3,138,963)	(3,138,963)

Balance, January 31, 2023 (as restated – see Note 9)	4	$-	301,302,983	$301,303	$35,385,419	$(44,085,650)	$(8,398,928)

Vesting of stock options and warrants (as restated – see Note 9)	-	-	-	-	1,713,675	-	1,713,675

Net loss for the three months ended
April 30, 2023 (as restated – see Note 9)	-	-	-	-	-	(2,142,833)	(2,142,833)

Balance, April 30, 2023 (as restated – see Note 9)	4	$-	301,302,983	$301,303	$37,099,094	$(46,228,483)	$(8,828,086)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through April 30, 2024, the Company has accumulated losses of $49,638,483.

On December 20, 2018, the Company acquired a license from Cell Science Holding Ltd. (“Cell Science”) in exchange for 210,000,000 shares of Company common stock.  The license provides for the Company’s exclusive right in North America and Central America to use certain patents and intellectual property for the production of cannabinoids for medical, food additive, and recreational uses.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of April 30, 2024. When used herein, the “Company” includes this consolidated subsidiary.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $49,638,483 as of April 30, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

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

The Company recognized stock-based compensation of $1,256,951 and $7,353,885 (which is included in consulting fees on the Statements of Operations) for the nine months ended April 30, 2024 and 2023, respectively.  As of April 30, 2024, there was $3,092,886 of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options (which ends on February 11, 2026).

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

April 30, 2024

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

Fixed Assets consisted of the following:

	April 30, 2024	July 31, 2023
Laboratory equipment and components – at cost	$668,358	$668,357
Accumulated depreciation	(300,761)	(200,507)
Fixed assets – net	$367,597	$467,850

NOTE 4 - NOTES PAYABLE

Notes payable – related parties consist of:

	April 30, 2024	July 31, 2023
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due December 31, 2027	$3,330,000	$3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due December 31, 2027	3,283,472	3,094,672
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Convertible Senior Secured Promissory Note payable to OZ Company, interest at 13%, due February 26, 2028	546,574	-

Total notes payable – related parties	7,310,046	6,744,672

Current portion of notes payable – related parties	(150,000)	(6,744,672)

Non-current portion of notes payable – related parties	$7,160,046	$-

Notes payable – third parties consist of:

	April 30, 2024	July 31, 2023
Convertible Senior Secured Promissory Notes payable to third parties, interest at 13%, due February 26, 2028	$653,770	$-

Total notes payable – third parties	$653,770	$-

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

(Unaudited)

NOTE 4 - NOTES PAYABLE (continued)

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,330,000 and $34,510, respectively, as of April 30, 2024.

The Convertible note payable to The OZ Corporation dated August 1, 2019 arose from a promissory note in favor of The OZ Corporation to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019 which by successive amendments the due date was extended to December 31, 2027.  The principal amount of the promissory note has been increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,283,472 and $511,378, respectively, as of April 30, 2024.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $19,475, respectively, as of April 30, 2024.

The Convertible Senior Secured Promissory Notes payable to OZ Company (related party) and six third parties at April 30, 2024 were sold by the Company from August 8, 2023 to February 29, 2024.  These notes accrue interest at the rate of 13% per annum which is compounded quarterly with the compounded quarterly interest being added to the outstanding principal balance of the note on the last day of each fiscal quarter of the Company.  The principal and related accrued interest are convertible at the option of the holder into shares of Company common stock at a conversion price of $0.50 per share.  These notes are secured by a first priority lien on all assets of the Company.  The principal balance and accrued interest due on the Convertible Senior Secured Promissory Notes totaled $1,200,344 and $0, respectively as of April 30, 2024.

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

NOTE 5 - PREFERRED AND COMMON STOCK

Preferred Stock

In connection with the December 20, 2018 Patent and Technology Agreement, the Company issued 4 shares of its Series A Preferred Stock to Cell Science.  Each share of Series A Preferred Stock had voting rights equal to four (4) times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding.  On September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes, and we are amending our certificates of

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

(Unaudited)

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

designation so that the Series A Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

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

The following table summarizes the stock option award activity under the 2020 Plan during the nine months ended April 30, 2024:

Number of options
Outstanding at July 31, 2023	10,943,075
Granted	1,440,000
Exercised	-
Forfeited	(2,340,000)
Expired	(360,000)
Outstanding at April 30, 2024	9,683,075

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

(Unaudited)

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

The following table summarizes the warrants activity during the nine months ended April 30, 2024:

Number of Warrants
Outstanding at July 31, 2023	750,000
Granted	-
Exercised	-
Expired	-
Outstanding at April 30, 2024	750,000

The remaining 9,683,075 stock options outstanding at April 30, 2024 are as follows:

Date of Grant	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
September 22, 2020	200,000	200,000	$5.10	September 22, 2027
July 27, 2021	200,000	200,000	$4.20	July 27, 2028
September 16, 2021	718,085	718,085	$4.50	September 16, 2031
December 3, 2021	140,000	140,000	$3.00	December 3, 2028
December 6, 2021	140,000	140,000	$3.40	December 6, 2028
December 7, 2021	400,000	400,000	$3.40	December 7, 2028
January 5, 2022	700,000	700,000	$2.60	January 5, 2029
February 11, 2022	624,990	624,990	$3.00	February 11, 2029
February 11, 2022	3,500,000	1,624,982	$3.00	February 11, 2029
April 18, 2022	1,300,000	1,300,000	$3.30	April 18, 2029
July 29, 2022	320,000	320,000	$1.50	July 29, 2029
February 27, 2024	1,440,000	240,000	$1.00	February 28, 2031
Totals	9,683,075	6,608,057

The remaining 750,000 warrants outstanding and exercisable at April 30, 2024 were granted September 11, 2021, have an exercise price of $3.00 per share, and expire June 7, 2028.

NOTE 6 - INCOME TAXES

As of April 30, 2024, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the nine months ended April 30, 2024 and 2023, the space sharing fees were $306,000 and $306,000, respectively.  As of April 30, 2024, accounts payable and accrued liabilities included $1,307,000 due to The OZ Corporation for unpaid space sharing fees.

Patent and Technology license Agreements

Under the April 2020 strategic alliance agreement and related sublicense between the Company’s subsidiary, CBD Biotech, Inc., and Integrity Cannabis Solutions, Inc. (“ICS”), the Company is obligated to issue to ICS that number of shares of Bakhu common stock equal to 0.5% of the number of shares outstanding as of the date that the

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

production facility of ICS is completed and commences production. Further, if the sublicense is terminated, CBD Biotech will be obligated to repay to ICS its initial $250,000 license fee and reimburse ICS for the cost of the laboratory operational equipment used in its production facility, which thereafter will be owned and managed jointly by ICS and CBD Biotech.

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provided for a monthly space sharing fee of $10,000 and had a term of thirty six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provided for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through lessee’s operations.  From March 12, 2023 through August 2023, the agreement continued on a month-to-month basis.  For the nine months ended April 30, 2024 and 2023, the space sharing fees were $10,000 and $90,000, respectively, and the cannabis activities fees were $11,640 and $104,760, respectively.

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

On December 7, 2023, we reached an agreement with VO Leasing Corp., our laboratory space landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, any time before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.  Based on the agreement, the Company recorded a gain on the settlement of debt in the amount of $323,078 in the three months ended January 31, 2024.  As of the date of issuance of the accompanying financial statements, the Company has not paid any of the $260,000 balance and accrued interest due VO Leasing Corp.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2024

(Unaudited)

NOTE 9 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the consolidated Financial Statements for the three and nine months ended April 30, 2023 (which were included in the Company’s Form 10-Q filed with the SEC on December 20, 2022) in order to correct the consulting fees expense related to warrants issued.  The Company had previously expensed warrants that had not yet vested and therefore had overstated consulting fees expense.

The effect of the restatement adjustment on the Consolidated Statement of Operations for the three months ended April 30, 2023 follows:

	As previously Reported	Restatement Adjustment	As Restated

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	3,141,583	(1,361,913)	1,779,670
Professional fees	52,008	-	52,008
Depreciation of fixed assets	33,418	-	33,418
Other operating expenses	229,700	-	229,700
Total operating expenses	3,456,709	(1,361,913)	2,094,796
Loss from operations	(3,456,709)	1,361,913	(2,094,796)
Other expenses	(48,037)	-	(48,037)
Net Loss	$(3,504,746)	$1,361,913	$(2,142,833)
Net loss per share – basic and diluted	$(0.01)	$0.00	$(0.01)

The effect of the restatement adjustment on the Consolidated Statement of Operations for the nine months ended April 30, 2023 follows:

	As previously Reported	Restatement Adjustment	As Restated

Revenues	$-	$-	$-

Operating expenses:
Consulting fees	11,676,308	(4,085,739)	7,590,569
Professional fees	400,726	-	400,726
Depreciation of fixed assets	100,254	-	100,254
Other operating expenses	753,622	-	753,622
Total operating expenses	12,930,910	(4,085,739)	8,845,171
Loss from operations	(12,930,910)	4,085,739	(8,845,171)
Other expenses	(209,278)	-	(209,278)
Net Loss	$(13,140,188)	$4,085,739	$(9,054,449)
Net loss per share – basic and diluted	$(0.04)	$0.01	$(0.03)

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

Financial Condition—Our Insolvency

As shown by the financial statements included in this report and as discussed below, we are unable to pay our liabilities as they become due and are, therefore, insolvent under a cash flow analysis. Accordingly, creditors may be able to initiate judicially supervised reorganization or liquidation proceedings against us under the Bankruptcy Act or similar state statutes. If such proceedings were initiated, the court having jurisdiction would take control of our affairs and the resolution of the rights of creditors and others having a claim or interest in us. In such circumstances, the claims of secured creditors, which have a lien on all of our assets, and other creditors would have rights senior to the rights of shareholders, who may recover no value for their investment.  We would lose control of our affairs and the resolution of the claims and interests of our creditors, stockholders, intellectual property licensor, and others.

As of April 30, 2024, our aggregate liabilities were $10,747,336, including $2,933,520 in current liabilities, as compared to total assets of $470,951, including $3,101 in current assets, for a working capital deficit of $2,930,329. Almost all of our current liabilities were over 30 days past due. A substantial portion of our current liabilities has been past due for over 18 months. As we continue efforts to seek external funding, we intend to seek to negotiate extended or discounted payments for many of these creditors but may be unable to do so. Such creditors may have the power to initiate insolvency proceedings against us. Further, the requirement that we use net proceeds from new financings to pay delinquent obligations, particularly to related parties, will negatively impact our fundraising.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2024 and 2023.

Revenues. We generated no revenues during the three and nine months ended April 30, 2024 and 2023.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $468,484 and $1,779,670 for the three months ended April 30, 2024, and 2023, respectively.  Consulting fees were $1,332,344 and $7,590,569 for the nine months ended April 30, 2024, and 2023, respectively.  The reductions in the subsequent periods reflect few options and warrants issued in the later periods as our compensation of officers, directors, and consultants declined, reflecting limitations of activities due to shortages of funding. We recognized stock-based compensation of $1,256,951 and $7,353,885 for the nine months ended April 30, 2024 and 2023, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $87,675 and $52,008 for the three months ended April 30, 2024 and 2023, respectively.  Professional fees were $282,473 and $400,726 for the nine months ended April 30, 2024 and 2023, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $228,344 and $229,700 for the three months ended April 30, 2024, and 2023, respectively.  Other operating expenses were $537,446 and $753,622 for the nine months ended April 30, 2024, and 2023, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs, which we expect will continue which generally declines as activities were reduced in the later periods due to funding shortages.

Other Income (Expenses). We had net other expenses of $88,916 and $48,037 for the three months ended April 30, 2024 and 2023, respectively.  We had net other income of $93,523 for the nine months ended April 30, 2024 compared to net other expenses of $209,278 for the nine months ended April 30, 2023.  During the nine months ended April 30, 2024, we recorded a gain on the settlement of debt in the amount of $323,078.  See Gain on Settlement of Debt under Note 10 in the Notes to Financial Statements for description of the gain.  Included in other expenses for the nine months ended April 30, 2023, was the loss on sale of equipment in the amount of $65,748. Also included in other expenses were interest expenses related to our notes payable in the amount of $229,555 and $143,530 for the nine months ended April 30, 2024 and 2023, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $906,837 and $2,142,833 for the three months ended April 30, 2024, and 2023, respectively.  We had a net loss of $2,158,995 and $9,054,449 for the nine months ended April 30, 2024, and 2023, respectively.  Other than the decrease in stock-based compensation, we did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of April 30, 2024, our primary source of liquidity consisted of $81,519 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans and through the private placement of our common stock.

For the nine months ended April 30, 2024, cash increased $78,418 from $3,101 at July 31, 2023, to $81,519 at April 30, 2024.

Net cash used in operating activities was $1,065,382 during the nine months ended April 30, 2024, with a net loss of $2,158,995, stock-based compensation of $1,256,951, gain on settlement of debt of $323,078, depreciation expense of $100,253, an increase in prepaid expenses of $70,361, a decrease in accounts payable of $358,046, an increase in accrued liabilities of $227,894, and the settlement liability of $260,000.

Net cash provided by investing activities was $-0- during the nine months ended April 30, 2024.

During the nine months ended April 30, 2024, financing activities provided $1,143,800 in net cash which consisted of proceeds from notes payable of $625,000 and proceeds from notes payable – related parties in the amount of $518,800.

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

We previously estimated that we would require a minimum of approximately $8.5 million in external capital to continue and to fund our activities during the next 12 months.  Our recently expanded board of directors is now reviewing our business plan and estimated funding requirements and expect that this estimate may be revised.  Any additional funds available would be used for planned laboratory work to improve and customize our licensed processes and commercialize our technology.  The actual amount of work completed will depend on the amount of capital available for those expenditures.  Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue.  Less available capital will require us to implement cost-cutting measures and may delay planned activities.

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

As we review our business plan and associated capital requirements, we will also review the structure and amount of planned external funding efforts and planned expenditures.

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

Risks Related to World Political and Military Exigencies

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

Option Cancellation and Share Transfer Agreement

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

Appointment of President and Chief Executive Officer

On April 10, 2024, the Company appointed Dr. Teddy Scott as the President and Chief Executive Officer of the Company.  Dr. Scott will serve as the principal executive officer of the Company.  Dr. Scott has not been named to serve on any committee of the Board. There are no arrangements or understandings between Dr. Scott and any other persons pursuant to which he was elected as a director. Dr. Scott does not have a material interest in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K, and there is no family relationship between Dr. Scott and any of the Company’s other directors or executive officers. We are currently negotiating terms of compensation for Dr. Scott.

Appointment of Chairman of the Board

Also on April 10, 2024, the Company elected Mitch Kahn, as the Chair of the Board of Directors of the Company1.  Mr. Kahn has not been named to serve on any committee of the Board. There are no arrangements or understandings between Mr. Kahn and any other persons pursuant to which he was elected as Chairman of the Board. Mr. Kahn does not have a material interest in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K, and there is no family relationship between Mr. Kahn and any of the Company’s other directors or executive officers. We are currently negotiating terms for compensation for Mr. Kahn.

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

BAKHU HOLDINGS, CORP.

Dated: June 18, 2024	/s/ Aristotle Popolizio
By: Aristotle Popolizio
Its: Vice President Principal Executive Officer

Dated: June 18, 2024	/s/ Juan Carlos Garcia La Sienra Garcia
By: Juan Carlos Garcia La Sienra Garcia
Its: Chief Financial Officer Principal Financial Officer