Form 10-K
period 2024-07-31
Bakhu Holdings, Corp.
filed 2026-07-20
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

Commission File Number: 000-55862

___________________________________

Bakhu Holdings, Corp.

(Exact name of Registrant as specified in its charter)

Nevada	26-0510649
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One World Trade Center, Suite 130, Long Beach, CA	90831
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 891-1959

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

Yes ☐   No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2024, was $1,020,206.

As of July 31, 2024, there were 301,282,983 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

7

BAKHU HOLDINGS, CORP.

Report on Form 10-K

EXPLANATORY NOTE

This Annual Report on Form 10-K for Bakhu Holdings Corp. (the “Company”) for the year ended July 31, 2024, contains information regarding subsequent events and the most recent developments that have occurred, after July 31, 2024.

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

Risks Related to crises in Ukraine and Iran

•Russia’s 2022 military invasion of Ukraine has caused significant international political and economic disruption that may adversely affect our operations.

•The 2026 Iran War has caused, and may continue to cause, regional military confrontations between Iran and neighboring countries (and their respective allies around the world), which have caused and may continue to cause political and economic disruptions that may adversely affect our operations.

Risks Related to our Business

•Our entire business relies on the commercial-scale validation of our licensed cell-extraction and replication technology, and we cannot predict when further work on this technology will be completed.

•Our licensed proprietary cannabinoid production technology has only been tested on a limited basis by related parties without qualified third-party replication.

•The commercial viability and credibility of our licensed technology has been impaired by our delayed launch of commercialization due to lack of necessary financing.

•We are in default under that certain Promissory Note payable to OZ Company in the principal amount of $150,000 which was due December 15, 2024.

•We are obligated to pay Cell Science a one-time payment of $3.5 million pursuant to a promissory note currently due December 31, 2027.

•We are also obligated to pay OZ Company approximately $3,780,872 pursuant to the working capital promissory note currently due December 31, 2027.

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

•Our novel technology does not fall within existing regulatory parameters; it is novel. Each state regulator will need to either allow the licensed science process to produce plant material under current cultivation regulations, or in the alternative, to create new parameters for this technology.

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

•There remain doubt and uncertainty that we will be able to legally enforce contracts.

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

•Certain of our prior officers and directors have been and are subject to substantial conflicts of interest with Cell Science and others.

•We cannot ensure that we will be able to recruit and retain qualified management with desired cannabis industry training, relevant scientific expertise in cell culturing, production plant experience, and relationships.

•Our Code of Ethics may not apply or may be waived.

•The auditor’s reports for the years ended July 31, 2024 and 2023, as in previous years, contain explanatory paragraphs about our ability to continue as a going concern.

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

Risks Related to our Common Stock

•The OTC Markets Group has designated our common stock for quotation on the Expert Market as a result of our failure to file our required periodic reports with the SEC.

•There is no published quotation for our common stock as Expert Market securities are restricted from public viewing.

•Our common stock is eligible for unsolicited quotes only and not eligible for proprietary broker-dealer quotations, which exposes our stock to higher trading risks and reduces investor liquidity.

•The is no current active market for our common stock, and since our inception, the sporadic trading activity in our common stock and the fluctuations in our common stock price have been volatile, and we cannot assure that any market for our common stock will be maintained.

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

References in this report to “we,” “our,” or “us” means Bakhu Holdings, Corp. and excludes our prior wholly owned subsidiary, CBD Biotech, Inc., a California corporation which has been suspended by the California Franchise Tax Board for failure to file its requisite tax returns.

PART I.

ITEM 1. BUSINESS

Overview

We hold a license from Cell Science to plant cell-extraction and replication technology and related proprietary equipment, processes, and formulations (the “Licensed Science”), to produce, manufacture, and sell cannabis-related byproducts - sometimes referred to as cannabinoids—exclusively in North America, Central America, and the Caribbean for medical, food additive, and recreational uses. We do not currently, and have no intention to produce, manufacture or sell cannabis-related byproducts. We intend to sublicense the Licensed Science to third party sub-licensees.

During our fiscal year ended July 31, 2024, our business operations were sharply curtailed by shortages of working capital and cash.  During the year, we devoted our principal attention to seeking funding from external sources, principally through the sale of debt securities. We explored several potential funding opportunities that resulted in limited in cash proceeds to us during the fiscal year. Our funding efforts during the fiscal year ended July 31, 2024 were unsuccessful and our financing efforts continued to be unsuccessful thereafter and we believe to have been adversely affected principally due to:

•our substantial indebtedness to related parties that had been extended or restructured several times to avoid default;

•our planned expenditure of substantial portions of the anticipated net proceeds from any financing to pay past-due indebtedness, including payments to related parties;

•the deadlock of the Board and failure to approve the Executive Employment Agreement and compensation of our then CEO, Teddy Scott;

•the deadlock of the Board and failure to approve the Consulting Agreement and compensation of our then consultant, Mitch Kahn;

•the continuing false assertion of control by Demetri Michalakis on behalf of Inter-M Traders FZ, LLE our single largest record stockholder, and John R. Munoz on behalf of OZ Company as Lead Investor, resulting from the then prior contractual right to designate directors, which rights to designate directors we terminated in May 2026;

•our failure to commercialize our licensed technology notwithstanding our announced commercial feasibility of the technology in July 2021;

•the small amount of net proceeds from the proposed financing efforts which would be allocated to advancing commercialization via the sublicensing of our licensed technology;

•the market for our common stock that has no substantial, recurring trading volume and that is subject to limitations on broker quotations and proprietary trading;

•our inability, due to the deadlock of our Board, to recruit and retain experienced, qualified high-level business and technical executives with experience and relationships in the US cannabis industry; and

•other factors of which we may not be aware.

Our working capital deficit was $9,793,665 at July 31, 2023, compared to $2,762,630 as of July 31, 2024.  The change would have been much higher but the Company was able to negotiate the extension of due dates which allowed for the reclassification of $7,515,355 from short term to long term liabilities.  On December 27, 2023, we extended the due date of our one-time payment of $3.5 million due Cell Science by successive amendments so the note is now due December 31, 2027.  Similar to Cell Science, on December 27, 2023, OZ Company also extended the due date of note payable to OZ Company to December 31, 2027.

Subject to completing sufficient financing, we intend to recruit and retain executive officers and directors to organize the relaunch of our commercialization efforts, identify possible sources of required financing, and initiate conversations with potential commercialization partners, particularly selected multi-state operators with established production, distribution, and marketing infrastructure, expertise, and financing. Conversations with some of these sources and potential commercialization partners stalled during the year ended July 31, 2024. Subject to securing the necessary funding, we anticipate reviving these efforts, but we may not reach any definitive commitments, understandings, or agreements. We are continuing our efforts.

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

On July 20, 2023, we authorized the OZ Company, a principal stockholder, as the lead investor, to seek up to $20.0 million in external funding through the sale of secured promissory notes bearing interest at 13%, payable in cash or in kind. The notes are payable at maturity, four years from the date of the notes (the “13% Convertible Secured Notes”). The obligations under the notes are secured by our assets as well as the license agreement with granted to us by Cell Science. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share. The funding term sheet provided for additional terms and covenants to be triggered upon achieving certain funding benchmarks, as discussed below. In furtherance of the financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control stockholder votes, and the certificates of designation of the Series A Preferred Stock or Series B Preferred Stock were withdrawn and terminated resulting in there being no designated class of preferred stock being authorized. We now have outstanding only common stock, which is entitled to one vote per share on all matters.

On February 27, 2024, the Company closed Tranche I of the private placement sale of $1,030,000 in aggregate principal amount of 13% Convertible Secured Notes, which are payable at maturity in February 26, 2028. The 13% Convertible Secured Notes are convertible into to our common stock at $0.50 per share. Upon conversion of the notes, we will issue one warrant for each dollar amount converted, with an exercise price of $0.50 per share. OZ Company, the Lead Investor purchased $500,000 of the notes issued in Tranche I.

Cell Science, the holder of a promissory note for the one-time payment under our technology license agreement for $3,170,000, and the Lead Investor, OZ Company, the holder of a working capital note in the principal amount of $3,780,872, extended the maturity dates of their notes to December 31, 2027.

Additionally, with the closing of Tranche I, the following corporate governance changes were implemented.

(a)Until the 13% Convertible Secured Notes are paid in full, the board will be expanded and comprised of seven directors.

(b)Three directors will be designated by Inter-M Traders FZ LLE, our single largest record stockholder (the “Principal Shareholder”), who initially will consist of

(i)Aristotle Popolizio;

(ii)Juan Carlos Garcia La Sienra Garcia; and

(iii)Kimberly Tanami.

(c)Three directors will be designated by the OZ Company (the “Lead Investor”), who initially will be:

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

Following the closing of the Tranche I financing, on April 10, 2024, Teddy Scott was appointed as the President Chief Executive Officer and Mitch Kahn was appointed as the Chairman of the Board.

Following the appointment of Messrs. Scott and Kahn on April 2024, through the year ended July 31, 2024 and subsequently thereafter through January 27, 2025, the Board with three directors designated by the Principal Shareholder and three directors designated by the Lead Investor, OZ Company, were constantly deadlocked, from matters pertaining to potential sublicensing agreements, capital raising efforts and the priorities of the Company.

From April 2024 through the year ended July 31, 2024 and subsequently thereafter through January 27, 2025 the Board undertook to negotiate the terms and the Executive Employment Agreement and compensation of our then CEO, Teddy Scott, along with the terms of the Consulting Agreement and compensation of our then consultant, Mitch Kahn, but remained deadlocked, and on January 24, 2025, Teddy Scott and Mitch Kahn resigned their respective position as officers and directors.  On January 27, 2025, Aristotle Popolizio and Peter Whitton resigned their respective position as officers and directors.  Also on January 27, 2025 Alvin Sun who had replaced Kimberly Tanami as a director resigned as a director. Finally, on January 28, 2025, Juan Carlos Garcia, resigned as an officer and director.

Effective January 28, 2025, essentially all operations of the Company ceased and any further efforts to commercialize and exploit the licensed intellectual property rights under our license agreement were suspended.

On May 28, 2026, we terminated any rights of JR Munoz, the OZ Company, Inter-M Traders FZ LLC and/or Cell Science Holding Ltd., pursuant to the Convertible Note Term Sheet, to designate, appoint, or remove any directors and/or officers of the Company, to choose, reject or veto any candidate to the board or as an officer of the Company, or in any way interfere with the corporate governance of the Company and the board.

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

Our Integrated License Agreement

On December 20, 2018, we entered into a Patent and Technology License Agreement, which was amended and restated effective December 31, 2019, which in turn was further amended on September 22, 2020 (the “Amended Restated License”), to license, with the right to sublicense, the described cell-extraction and replication technology and related proprietary equipment, processes, and medium formulations to be used in a commercially-sized bioreactor laboratory to produce, manufacture, and sell cannabinoids – exclusively in North America, Central America, and the Caribbean – for medical, food additive, and recreational uses. As consideration for the grant of the license, we issued 210,000,000 shares of common stock, subject to adjustment, and agreed to a one-time payment of $3.5 million, less an amount equal to all cash and expense advances to Cell Science representatives to the technical team involved in the testing (the “One-time Payment”). The One-time Payment is evidenced by a promissory note for $3.5 million to Cell Science originally due in January 2023, which by successive amendments the note is now due December 31, 2027.

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

The Amended Restated License, as subsequently amended by the 2020 and 2021 successive amendments, are all merged into a single, integrated agreement that are together hereinafter referred to as the “Integrated License Agreement.”

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

Product and Process Refinement

Having accepted the test results demonstrating efficacy of the licensed technology in July 2021 and subject to obtaining required financing, we planned on continuing to refine the licensed process, focusing on determining the limits of the technology, maximizing production efficiency, reducing production costs, and customizing features to address the requirements of potential commercialization partners. These refinements were delayed during the fiscal year ended July 31, 2024, due to shortages of cash, and as stated above, essentially all operations of the Company ceased and any further efforts to commercialize and exploit the licensed intellectual property rights under our license agreement were suspended on January 28, 2025 as a result of the resignation of all of the then officers and directors of the Company

In January 2022, we acquired rights to use the Van Nuys laboratory facility through agreements with our affiliates, Cell Science and OZ Company. As part of our ongoing laboratory work, we intended to develop a standardized operating manual, technical descriptions, and related documentation with a view to supporting joint venturers, strategic alliance partners, sublicensees, and others in constructing and operating commercial production plants. However, to date, we have failed to achieve any of these intended objectives.

In December 2023 we reached a settlement agreement to restructure this indebtedness owed to VO Leasing Corp., our landlord, and holder of necessary cannabis cultivation and manufacturing licenses in CA. As of July 31, 2024 we were in arrears to VO Leasing in the amount of $276,882, consisting of $260,000 principle and $16,882 in accrued interest. We have defaulted under the terms of the settlement agreement and abandoned the laboratory facility and VO leasing has since disposed of all equipment, machinery and supplies which secured the obligations under the settlement agreement.

If, as, and when we obtain sufficient funding and executive and technical employees or consultants, we intend to initiate specific tasks based on our understanding of the expectations and anticipated requirements on potential commercialization partners. To do so, we will need to secured appropriate laboratory facilities and the required equipment to recommence these efforts.

Proposed Commercialization

General

We will need substantial funding from external sources for operations. Subject to obtaining required financing, expertise, and suitable laboratory facilities, we plan to proceed with efforts to generate revenue through commercializing our licensed technology. We believe it may be beneficial to us to access the technical, financial, and operating and regulatory experience of companies already in the cannabinoid industry. Therefore, we intend to concentrate our efforts on establishing joint venture arrangements or other strategic relationships with multi-state cannabinoid producers and marketers. In pursuing these relationships, we will seek to balance the cash and other resources that the other party may provide to accelerate our market entry against the potential revenue that we will need to share with our partner. Our focus on joint ventures and strategic relationships with multi-state operators that enter into sub-licenses agreements, will take priority over our earlier intent to sublicense to third parties the use of the licensed technology and related specifications for proprietary equipment, processes, and medium formulations to produce, manufacture, and sell cannabinoids. We do not currently have any commitment for any joint venture, strategic alliance, sublicense, or other arrangement. We do not now, and do not at any time intend to, produce, distribute, or market cannabis or cannabis products. We anticipate that potential joint venture or strategic relationship participants may require that we complete specified further technology advancement or refinements prior to entering into any agreement or that we agree to advance agreed costs. Any potential joint venture or strategic arrangement with these conditions would require us to raise and commit additional funding, which we currently do not have and would have to obtain in the future. We cannot ensure that we can obtain any required funding. Further, any funding committed to such efforts may not be recovered if the joint venture or strategic relationship is not completed or successful.

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

Sources and Availability of Raw Materials

Completion and operation of a facility using our licensed technology to produce cannabinoids is dependent on the availability of standard biological laboratory equipment and supplies and the acquisition and operation of proprietary equipment. In some cases, existing available equipment must be significantly modified and customized to perform required tasks and procedures. Similarly, media culture formulations have been developed from raw materials commercially available from multiple suppliers. Since early 2020, the efficacy testing has been materially and adversely impacted by the shortages or unavailability of equipment or supplies. We will continue to be subject to these shortages and delays once we recommence the production and process engineering.

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

The source and availability of required raw materials may have changed since we suspended our commercialization efforts. All of such efforts will require advance funding that we do not have and may be unable to obtain.

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

Research and Development

We had no research and development expenditures during the fiscal years ended July 31, 2024 and 2023, and thereafter.  Instead, we have benefitted from, and relied on, the research and development activities of affiliates.

Cannabis Industry

According to trade journals, business news following the cannabis industry worldwide, and public company information available for Canadian companies and U.S. companies domiciling in Canada, the average industry reported (including both private and public companies) cost to grow cannabis flower and trim in an inside-grow facility in California is approximately $680 to $950 per pound, without capital expenses or taxes, and approximately $325 to $420 per pound in a typical California controlled environment greenhouse grow. However, Glass House Brands, a major California greenhouse operator, reported a cultivation cost of $103 per pound and set a long-term target of $100 per pound — far below our current $325-$420 plant cell laboratory production. Previously the end-product flower, before taxation, depending on the state and the strain, was selling for $900 a pound to over $4,000 a pound.   Recent reporting shows California wholesale indoor flower prices have crashed well below $900/lb in many cases — an industry reports cites premium indoor flower costing just $300 in California versus $2,598 in New Jersey, and another notes outdoor flower in California now sells for around $300 per pound.  California is reported to be one of the most oversupplied, lowest-priced markets in the country right now.

We believe that the combination of the licensed technology and processes could deliver a high-quality plant-derived material at costs below $250 per pound, including the license royalty payments to us in a commercially scaled laboratory, which we estimate is approximately one-third the capital expense cost of a comparable controlled environment greenhouse grow facility. In addition, sub-contracting commercial scale manufacturing with zero capital expenditure could significantly reduce that cost further.

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

Government Approvals and Regulation in the U.S. Cannabis Industry

Legislation and Interpretation

Forty states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use. An additional seven states permit cannabis based CBD products with reduced THC presence. However, cannabis is a Schedule I drug under the Controlled Substances Act of 1970, or CSA, and is therefore illegal under federal law. The U.S. Supreme Court has ruled that the federal government has the right to regulate and criminalize the sale, possession, and use of cannabis, even for medical purposes.

Cannabis is generally still illegal under federal law even where states have legalized it, because state legalization can't override federal law. The CSA doesn't recognize state legalization as a defense; cannabis remains Schedule I federally, so state compliance doesn't shield someone from federal prosecution if DOJ chose to enforce.

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

As of an April 28, 2026 DEA final order, Cannabis contained in an FDA-approved drug product and Cannabis subject to a state medical marijuana license moved from Schedule I to Schedule III of the Controlled Substances Act. However, all other cannabis remains Schedule I, alongside heroin — meaning recreational marijuana remains classified as Schedule I and therefore illegal under federal law.

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

Financial Transactions and Future Laws

Financial transactions involving cannabis-related proceeds may trigger prosecution under federal money laundering statutes, unlicensed money transmitter statutes, and the U.S. Bank Secrecy Act, or BSA. The penalties for violations of these laws include imprisonment, substantial fines, and forfeiture. Federal law enforcement authorities retain broad discretion to pursue money laundering charges against entities or individuals engaged in supporting the cannabis industry, and that risk persists regardless of state-level legalization.

In February 2014, the Financial Crimes Enforcement Network, a division of the U.S. Department of the Treasury, issued guidance regarding how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the BSA. Notwithstanding that guidance, banks remain largely hesitant to offer banking services to cannabis-related businesses. An estimated 10% of banks and 5% of credit unions nationwide extend their reach to the cannabis space, typically regional or local institutions willing to take on the associated compliance risk, often at a premium. Thus, it remains difficult for businesses in the cannabis industry to establish banking relationships. Although we do not produce, transport, or sell cannabis or its products, financial institutions may refuse to do business with us based on their conclusion that our activities are intertwined with the cannabis industry. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges that could result in our inability to implement our business plan.

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

Federal prosecutors have significant discretion, and we cannot ensure that federal prosecutors in the judicial districts in which we operate will not choose to strictly enforce federal cannabis laws. Any change in the federal government's enforcement posture respecting state-licensed cultivation of cannabis or its chemical components, including the postures of individual federal prosecutors, may result in our inability to execute our business plan, and we would likely suffer significant losses, which would adversely affect the value of our securities.

In April 2026, U.S. Acting Attorney General Todd Blanche issued an order reclassifying state-licensed medical cannabis from Schedule I to Schedule III under the Controlled Substances Act. Adult-use cannabis remains in Schedule I, and neither adult-use nor medical cannabis is considered federally legal under their respective classifications. Critically, a Schedule III listing does not solve the industry's banking problems, because financial institutions serving cannabis businesses still must comply with the Bank Secrecy Act and federal anti-money laundering laws regardless of scheduling status.

The FDA continues to maintain that the existing regulatory framework is not appropriate for cannabinoid products marketed as dietary supplements, food additives, beverage additives, or topical cosmetics, citing unresolved safety concerns around dosage, long-term organ effects, reproductive harm, and use during pregnancy or breastfeeding. The FDA has likewise continued to issue warnings regarding products containing Delta-8 THC and other intoxicating hemp-derived cannabinoids, as well as warnings to manufacturers whose packaging could be confused with conventional snack, food, or beverage products. Absent a new statutory framework from Congress, the FDA has indicated it will continue enforcing existing rules around medical claims and the marketing of cannabinoid-containing products, and it remains likely that the agency would require clinical trials to verify safety and efficacy before permitting broader interstate commerce in cannabis products for food or medical use. If federal cannabis regulation under the CSA changes further, the FDA could also require that facilities growing or processing medical or food/beverage cannabis register with the agency and comply with federally prescribed manufacturing standards. We do not know what impact such regulations would have on the cannabis industry generally or on us specifically, or what costs, requirements, and prohibitions might be imposed. If our commercial partners are unable to comply with FDA regulation or registration requirements, they may be unable to continue operating in U.S. markets.

Legislative efforts to address cannabis banking have continued without resolution. The SAFE Banking Act passed the House of Representatives seven times between 2019 and 2022, and an expanded version, the SAFER Banking Act, was reported out of the Senate Banking Committee in the 118th Congress but never received a Senate floor vote. Under Republican control of both chambers of the 119th Congress, the bill saw little momentum even after the April 2026 rescheduling order, with Senate Banking Committee Chairman Tim Scott voicing concerns that the legislation could create loopholes exploitable by money launderers and traffickers. On June 25, 2026, Senator Jeff Merkley and Representative Dave Joyce reintroduced the SAFE Banking Act in both chambers on a bipartisan basis. As reintroduced, the bill would generally:

•prohibit federal banking regulators from restricting, penalizing, or discouraging a financial institution from providing banking services to a legitimate, state-sanctioned cannabis-related business or an associated business (such as a lawyer or landlord serving one);

•establish that transactions involving proceeds from legitimate, state-sanctioned cannabis-related businesses are not considered proceeds of unlawful activity for purposes of federal anti-money laundering laws;

•create a safe harbor from criminal prosecution, liability, and asset forfeiture for banks and their officers and employees who provide financial services to legitimate, state-sanctioned cannabis businesses, while preserving banks' right to decline to offer such services;

•prohibit a federal banking regulator from requesting or ordering a depository institution to terminate its relationship with a protected cannabis-related business absent a legitimate reason unrelated to reputational risk; and

•require depository institutions to comply with, and direct FinCEN to update, guidance on Suspicious Activity Reports related to cannabis-related businesses, consistent with the bill's purpose. Notably, institutions would still be required to file suspicious activity reports for certain cannabis-related activity even if the bill becomes law.

The bill would extend similar protections to legitimate hemp-related businesses, including CBD businesses, and would require federal bank regulators to report annually to Congress on access to financial services for minority-owned and women-owned cannabis businesses, along with recommendations for improving such access.

As with prior versions, passage is far from assured. The legislation does not legalize cannabis, change its federal scheduling status, or alter state-level law in either direction; it is a financial-regulation bill, not a drug-policy bill, and its reintroduction marks the beginning of the legislative process, not its conclusion. Compliance obligations for cannabis businesses remain unchanged unless and until the bill is enacted. We cannot predict whether the SAFE Banking Act, or any similar legislation, will ultimately be enacted, nor can we predict its final form or effect on our business.

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

Current law continues to prohibit cannabis companies from maintaining accounts at federally chartered banks reliant on correspondent banking relationships with major institutions, and many such companies must still conduct transactions largely in cash or through bartered goods or services. We may be required to accept cash as payment for rights to utilize the licensed science.

We face the possibility of regulators confusing our production processes with other processes in which cannabinoids are grown in a host material requiring chemical solvents to extract the targeted cannabinoids.

State Border Regulation

Federal law still bars cannabis and cannabis products from crossing state lines in the United States, since cannabis remains illegal under the federal Controlled Substances Act even though many states have legalized it for medical or recreational use. As a result, all cannabis consumed in a given state must be grown and produced within that same state. To address this constraint, we intend to enter into commercialization arrangements with third parties on a state-by-state basis. Because typical cannabis growers cannot import or export crop across state lines to meet product demand, excess production capacity in any given state that is not matched by a corresponding increase in demand in that state could put downward pressure on retail prices. Similarly, if state authorities issue a large number of retail licenses, increased competition among retailers could exert downward pressure on the retail price of the cannabinoid products our commercial partners sell.

In April 2026, the DOJ/DEA moved (a) FDA-approved marijuana drug products and (b) marijuana under a state medical marijuana license from Schedule I to Schedule III. However, the rule explicitly keeps marijuana subject to federal import/export permit requirements to satisfy U.S. treaty obligations since the rule amends DEA regulations to add these newly rescheduled products to the list of substances that may only be imported or exported pursuant to a permit, ensuring compliance with treaty requirements under the Single Convention. Critically, any marijuana that is neither part of an FDA-approved drug product nor covered by a state medical marijuana license — which includes the recreational/adult-use cannabis that dominates most state-licensed markets — remains a Schedule I controlled substance

We initially intend to concentrate our commercialization efforts in the United States. We believe the value of a potential commercialization of our technology in Canada may be materially lower than in the rest of our territory, given the product oversupply and excess production capacity that has characterized the Canadian market.

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

Employees

As of July 31, 2024, we had three employees, which included, Teddy Scott, our President and CEO who was at that time also a director, Aristotle Popolizio, our Vice President and Secretary, and who was at that time also a director, and Juan Carlos Garcia La Sienra Garcia, our Chief Financial Officer, who was at that time also a director. A significant amount of competition still exists for skilled personnel in the medical cannabis-related industry. Nevertheless, we expect to be able to attract and retain additional employees as necessary, commensurate with the anticipated future expansion of our business. Further, we expect to continue to use consultants, contract labor, attorneys, and accountants as necessary.

In January 2025, Messrs. Scott, Popolizio and Garcia, resigned as officers and directors, as did all the then other directors.

As of July 17, 2026, we have one employee, Konstantia (Nadia) Galazi, who serves as our President, CEO, CFO and Secretary, and is also a director.

Key Consultants

We will rely on consultants to provide key technical services in connection with our laboratory and engineering efforts respecting our licensed technology. We expect required services will address details of commercialization, long-term strategic planning, regulatory compliance, full-scale production plant design, product quality and design to meet market trends, cannabinoid chemistry, research and project management, and other technical areas.

We previously engaged consultants in the above areas but were unable to take advantage of their experience and expertise to advance commercialization of our technology during the fiscal year ended July 31, 2024, due to limited funding, and as of January 28, 2025 following the resignation of all of the then officers and directors essentially all operations of the Company ceased and any further efforts to commercialize and exploit the licensed intellectual property rights under our license agreement were suspended.

Subject to obtaining the requisite financing, we believe we will be able to re-engage previous consultants or establish new consulting relationships as the need arises, although we have no current agreement with any consultant.

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

On May 15, 2018, we privately sold 335,000 shares of restricted common stock, which constituted about 56% of our issued common stock, at $1.00 per share to OZ Company for consulting services. We subsequently appointed new management and directors. Further, on August 8, 2018, we issued four shares of newly authorized Series A Preferred stock to OZ Company in consideration of consulting services. On November 6, 2020, the four shares of Series A Preferred stock were transferred to Cell Science. The Series A Preferred Stock had super voting rights that enable the holder to control the election of our board of directors and, ultimately, our direction. In furtherance of our current financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes. We now have outstanding only common stock, which is entitled to one vote per share on all matters.

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

Risks Related to Ukrainian Crises and 2026 Iran War

Russia’s recent military intervention in Ukraine and Iran and the international community’s responses have created substantial political and economic disruption, uncertainty, and risk.

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

Additionally, the 2026 Iran War has caused, and may continue to cause, regional military confrontations between Iran and neighboring countries (and their respective allies around the world), which have caused and may continue to cause political and economic disruptions that may adversely affect our operations.

The Ukraine and Iran military activities and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals and inflation. In these circumstances, our efforts to commercialize our technology may be delayed or otherwise negatively impacted.

Risks Related to our Business

Our entire business relies on the commercial-scale validation of our licensed cell-extraction and replication technology.

Our ability to exploit our licensed cell-extraction and replication technology for the commercial production of cannabinoids through joint ventures, strategic partners, and sublicenses is conditional on satisfactory completion of ongoing process and product refinement and customization, which has not been funded. We cannot predict when or whether we will obtain necessary funding or complete our planned work. We cannot ensure that the substantive results of our planned efforts will be accepted by prospective commercial partners. Our commercialization efforts will be dependent on our ability to convince prospective commercial partners that our licensed cell-extraction and replication technology warrants the required commitment of capital, expertise, and other resources in the face of related risks, regulatory hurdles, and competitive factors. Even after a successful completion of planned process and product refinement and customization, there will initially be no established commercially operating facility using this technology successfully to support our commercialization efforts. We cannot ensure that any initial costs we incur will be recovered. Our lack of substantial commercialization progress in the year ended July 31, 2024, due to limited available financial and technical resources may have impaired the credibility and efficacy of our licensed technology and, therefore, our future commercialization efforts.

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

We have defaulted under a Promissory Note Payable to OZ Company

We are in default under a promissory note payable to OZ company in the principal amount of $150,000 which was due on December 15, 2024. We currently do not have funds with which to pay this amount and have not arranged or obtained commitments for such funding from any source. We cannot ensure that we can negotiate any desired extension. Potential new providers of financing to the company may preclude or limit such payment from fresh funds

We are obligated to pay Cell Science a one-time payment of $3.5 million.

We are required to pay Cell Science a one-time payment under a one-year note for $3.5 million, currently due on December 31, 2027. While not currently due, we do not have the funds with which to pay this amount and have not arranged or obtained commitments for such funding from any source. We cannot ensure that we can negotiate any desired extension. Potential new providers of financing to the company may preclude or limit such payment from fresh funds.

We are obligated to pay OZ Company under a Working Capital Promissory Note.

We are required to pay OZ Company approximately $3,780,872 under a working capital promissory note, currently due on December 31, 2027. While not currently due, we do not have the funds with which to pay this amount and have not arranged or obtained commitments for such funding from any source. We cannot ensure that we can negotiate any desired extension. Potential new providers of financing to the company may preclude or limit such payment from fresh funds.

Our ability to attract and enter joint ventures, strategic alliances, or sublicenses with producers, distributors, and sellers is uncertain.

We will need to identify and attract qualified, interested third parties to commercialize our cell-extraction and replication technology for cannabinoid production. We cannot ensure that we will be able to successfully enter into any commercialization arrangement. We have no plans to build a manufacturing plant and will seek to sub contract manufacture to third party plants for the following reasons: We estimate that a new facility designed to produce about 5,000 pounds of dry plant-derived material per month using our licensed technology would require a capital investment of approximately $3.9 million to $4.6 million for equipment, plus any necessary leasehold improvements to support the production facility. Additionally, the facility will require capital for employees and contractors to initiate and thereafter support the production process, utilities, taxes, debt and or lease service, and necessary insurance coverage.  The facility from initiation of growing the first seed cultures will require up to twelve months before the first harvest. We expect to encounter third-party reluctance to commit substantial capital to use our technology, which will at least initially be commercially untried by others. Accordingly, we cannot predict when or the pace at which we may be able to enter commercial arrangements to generate revenue. For all of these reasons subcontract manufacturing or other commercialization strategies, will be explored.

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

Under our Integrated License Agreement we are obligated to defend the licensed technology against third-party infringement. Therefore, we may be obligated to incur substantial legal, expert witness, and related litigation costs in any litigation that may be involved, whether initiated by us or a third party. We cannot ensure that we would be able to recover any costs incurred by us.

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

The states that have approved cannabis consumption for either medical or recreational purposes have varied compliance and tax structures that may adversely impact the ability of cannabis licensees to operate profitably. Many of the states have aggressive growth plans in terms of the number of licenses for cultivation, manufacturing, and distribution that have been, or are being granted.  While the number of licenses a state may grant is incentivized by projected tax revenue from cannabis, particularly in states (approximately 24) that have granted full recreational consumption, the strategy may depress earnings because of competition and or oversupply.  If this occurs, it may make it more difficult for prospective sublicensees of our company to attract the necessary capital to build and operate production facilities.

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

We may encounter difficulties and increased costs in arranging a new suitable laboratory for our equipment and further technology testing.

As a result of our default under the settlement agreement with VO Leasing, and our abandoning the laboratory facility, VO leasing has since disposed of all equipment, machinery and supplies which secured the obligations under the settlement agreement.  In addition to finding a suitable licensed facility, we will have to install substantial and costly tenant improvements and purchase new equipment and related supplies to outfit the new location, which will involve substantial expenses that we may not recover.

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

In the United States, cannabis is largely regulated at the state level. Currently, in the United States, approximately 40 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis, and approximately 24 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or "adult-use." Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the Controlled Substances Act of 1970 (the "CSA"), and as such, cultivation, distribution, sale, and possession of cannabis violates federal law in the United States. As of June 2026, unlicensed cannabis remains classified as a Schedule I controlled substance under the CSA, though licensed medical cannabis has been reclassified to Schedule III. On December 18, 2025, the President issued an executive order directing federal agencies to expedite the process of rescheduling marijuana, and a related administrative hearing process remains ongoing. Rescheduling to Schedule III, by itself, would not bring state-legal cannabis businesses into compliance with federal law, since Schedule III substances generally may only be dispensed pursuant to a valid prescription, and cannabis is not currently an FDA-approved prescription drug.

The inconsistency between federal and state laws and regulations is a major risk factor. Even in those jurisdictions in which the manufacture and use of medical or recreational cannabis has been legalized at the state level, the interstate production, transportation, possession, sale, and use of cannabis remain violations of federal law that are punishable by imprisonment, substantial fines, and forfeiture. Our commercial partners will be directly subject to these laws and regulations. Companies that are not engaged directly in the cultivation, production, manufacturing, or sale of cannabis or cannabis-derived products nevertheless may violate federal law if they intentionally aid and abet another in violating federal controlled substance laws. Therefore, strict enforcement of federal laws regarding cannabis, or a failure of current rescheduling efforts to materially change cannabis's federal legal status, would likely result in our inability and the inability of our commercial partners to execute our respective business plans.

Anticipated relaxation of regulatory restraints may not materialize.

Until April 2026, the market for THC cannabinoids in the United States was severely restricted by the federal regulatory position listing cannabis as a Schedule I controlled substance. In April 2026, the U.S. Department of Justice and the Drug Enforcement Administration issued a final order, effective April 28, 2026, rescheduling from Schedule I to Schedule III under the Controlled Substances Act both FDA-approved drug products that contain marijuana and marijuana in any form covered by a state medical marijuana license. This action followed a December 18, 2025 executive order from President Trump instructing the Attorney General to expedite completion of the rescheduling process. However, this rescheduling remains narrow and conditional. Any form of marijuana other than an FDA-approved drug product or marijuana covered by a state medical marijuana license—such as state-licensed cannabis for adult recreational use—remains a Schedule I controlled substance, and entities handling such material remain subject to the full range of regulatory controls and criminal sanctions applicable to Schedule I substances. The final order also does not apply to synthetically derived THC, such as delta-10-THC, which is expressly excluded and remains in Schedule I. DEA has also initiated an expedited administrative hearing process to consider the broader rescheduling of marijuana from Schedule I to Schedule III. The outcome of this hearing could determine whether recreational and other currently unaddressed forms of cannabis are also moved out of Schedule I.

Because the current rescheduling action leaves state-legal recreational marijuana subject to Schedule I restrictions under federal law, intrastate production, transportation, and sale of recreational cannabis and cannabis-related products continue to be regulated primarily on a state-by-state basis, with state-by-state variation persisting even as federal medical marijuana policy shifts. While the rescheduling action represents a substantial loosening of federal restrictions on certain cannabis products, we cannot predict the outcome of the pending DEA hearing, whether further federal rescheduling or legalization will occur, or how quickly remaining disparities between federal and state cannabis regulation will be resolved. We expect that meaningful disparity between federal and state cannabis legalization and regulation will continue, at least with respect to recreational and other non-medically-licensed cannabis activity, and that this continuing regulatory uncertainty may limit the commercialization of our licensed technology

The Rohrabacher-Farr Amendment may not be renewed.

The Rohrabacher–Farr amendment (also known as the Rohrabacher–Blumenauer amendment, and previously the Joyce amendment) prohibits the U.S. Department of Justice ("DOJ") from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states that have legalized such activity. The amendment was most recently continued and applies to states that have legalized medical cannabis, with a notable exception for Nebraska. As of December 2025, the Rohrabacher-Farr amendment had been temporarily extended, and the CJS spending bill was signed into law in January 2026. Notably, the amendment's protections have become less reliable than in past years. Amendments added to a recent Commerce-Justice-Science appropriations bill have attempted to undercut Rohrabacher-Blumenauer protections, including a carve-out explicitly allowing the DOJ to enforce federal cannabis laws within 1,000 feet of schools, playgrounds, housing authority properties, and other sensitive locations. The enforcement ban as most recently passed did not include this school/housing buffer-zone language that had been proposed, but the issue remains contested in ongoing appropriations cycles.

We cannot ensure that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law, particularly given the amendment's history of lapses, narrowing carve-outs, and its dependence on annual (or more frequent) renewal through the appropriations process. Potential proceedings could involve significant restrictions being imposed upon us or our commercial partners, which could have a material adverse effect on us.

We and our commercial partners may have difficulty accessing the services of banks, which may make it difficult to sell our products and services.

Federal and federally insured state banks have historically been reluctant to do business with companies that grow and sell cannabis products on the stated ground that cannabis remains illegal under federal law. Financial transactions involving proceeds generated by cannabis-related activities can still form the basis for prosecution under certain federal statutes, including the Bank Secrecy Act (BSA) and federal money laundering laws.

In April 2026, Acting U.S. Attorney General Todd Blanche issued an order moving cannabis from Schedule I to Schedule III of the Controlled Substances Act, but only with respect to state-licensed medical marijuana. Adult-use, or recreational, cannabis remains in Schedule I. Importantly, neither adult-use nor medical cannabis is considered federally legal under their respective classifications, and rescheduling does not amend federal money laundering or anti-money-laundering statutes. As a result, legal experts and industry observers broadly agree that Bank Secrecy Act obligations and federal anti-money laundering laws still apply to cannabis under a Schedule III listing, and that rescheduling alone does not resolve the banking access problem. Guidance issued by the Financial Crimes Enforcement Network (FinCEN), a division of the U.S. Department of the Treasury, in 2014 still nominally governs how financial institutions may provide services to cannabis-related businesses consistent with their BSA obligations, but this guidance framework technically remains in effect even though it was always considered inadequate by most compliance officers, and FinCEN has not issued updated guidance addressing rescheduling or Schedule III operators. According to recent industry analysis, there is persistent internal reluctance within FinCEN to reopen or materially revise the guidance, and the agency appears to favor deferring to broader interagency guidance, signaling an absence of appetite to reclaim ownership over cannabis banking policy.

The DOJ's 2013 "Cole Memo," which had outlined federal enforcement priorities for cannabis-related conduct, was rescinded in January 2018 under Attorney General Jeff Sessions and has not been formally reinstated since, notwithstanding statements by then-Attorney General nominee Merrick Garland in 2021 that he would consider reinstituting a version of it. No comparable DOJ enforcement-priorities memorandum is currently in effect.

Legislatively, the SAFE Banking Act—and its more recent iteration, the SAFER Banking Act—would create an explicit safe harbor shielding depository institutions from federal prosecution, regulatory penalties, or loss of deposit insurance for serving state-licensed cannabis businesses. The SAFER Banking Act cleared the Senate Banking Committee with a bipartisan 14–9 vote in 2023 and has passed the House in various forms multiple times, but has not received a full Senate floor vote. On June 25, 2026, a bipartisan group of lawmakers reintroduced the Secure and Fair Enforcement (SAFE) Banking Act in both chambers of Congress, but as of this filing no such legislation has been enacted, and the SAFE Banking Act is not a change in current law.

Because of this continued legal and regulatory uncertainty, major national banks still do not serve cannabis businesses, although a small number of banks and credit unions have developed cannabis-specific compliance programs and will accept dispensary accounts, typically with higher fees and more documentation requirements than standard business accounts. Cannabis-related businesses continue to face significant difficulty accessing banking services, including business checking accounts, lines of credit, commercial mortgages, and conventional credit and debit card processing. https://www.chaptersdata.com/blog/cannabis-banking-2026-safer-banking-act-dispensary-options/

We cannot ensure that we will be able to avoid being considered by financial institutions to be engaged in the cannabis industry, which would adversely affect our banking relationships. Our inability to maintain bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical, and security challenges that could result in our inability to implement our business plan.

We are subject to certain federal regulations relating to currency transactions.

The Bank Secrecy Act (BSA) requires financial institutions to file Currency Transaction Reports (CTRs) for cash transactions exceeding $10,000, including identification of the customer by name and taxpayer identification number (such as a Social Security number), with the Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Department of the Treasury. The BSA also requires the filing of Suspicious Activity Reports (SARs) for transactions that we know, suspect, or have reason to suspect involve funds derived from illegal activity, are structured to evade BSA reporting or recordkeeping requirements, or otherwise lack a business or apparent lawful purpose — generally without regard to a specific dollar threshold, though a $5,000 threshold applies in certain contexts (e.g., when a suspect can be identified). We are also required to maintain customer due diligence and source-of-funds verification procedures under our anti-money laundering (AML) program.

We may face pressure from commercial partners to accept cash payments due to restricted or limited access to banking services, a challenge common among businesses operating in cash-intensive industries. Failure to comply with the BSA, AML requirements, or related regulations could result in significant civil or criminal penalties, loss of banking relationships, or other regulatory action, any of which could have a material adverse effect on our business, financial condition, and results of operations.

A growing number of foreign jurisdictions in which we operate or may operate have adopted similar anti-money laundering and counter-terrorist financing regimes, which could subject us to additional compliance obligations and risks.

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

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Recreational cannabis remains illegal at the federal level — and adult-use marijuana that isn't covered by a state medical marijuana license remains a Schedule I controlled substance, with individuals and entities handling such material remaining subject to the full range of regulatory controls and criminal sanctions applicable to Schedule I substances. While the DOJ and DEA placed FDA-approved marijuana products and marijuana products regulated by a qualifying state medical marijuana license into Schedule III in April 2026, and a broader DEA hearing on rescheduling marijuana as a whole began in June 2026, any form of marijuana that is neither in an FDA-approved drug product nor subject to a state medical marijuana license remains a Schedule I controlled substance, leaving the cultivation and sale of recreational cannabis that dominates the state-licensed industry in legal limbo for the time being.

Because much of the cannabis industry — particularly adult-use/recreational operations — continues to operate in violation of federal law, judges in multiple U.S. states have on several occasions refused to enforce contracts relating to the cannabis industry, including for the repayment of money when the loan was used in connection with activities that violate federal law, even where there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce contracts we enter, if necessary. Although the partial rescheduling and pending DEA hearing could eventually narrow this risk for state-licensed medical marijuana activities, the outcome of that rulemaking process is not yet final, recreational cannabis remains unaffected, and the rescheduling action itself is already facing legal challenges. We cannot ensure that we will have a remedy for breach of contract, which could have a material adverse effect on our business, revenues, operating results, financial condition, and prospects.

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

Risks Related to our Company

Unless we are able to bring our delinquent period reports current, our registration may be revoked.

On March 24, 2026 the Company received a letter from the Securities and Exchange Commission (“SEC”) regarding the Company’s non-compliance and failure to file is mandatory period reports.  The Company responded to the SEC, confirming its filing obligations and advising the SEC and confirming that the Company intends to undertake and proceed with the preparation and filing of its delinquent period reports to bring the Company into compliance with its reporting obligations, and requested that the SEC refrain from and not commence administrative proceedings to revoke the Company’s registration pursuant to Section 12(j) of the Exchange Act, or suspend trading pursuant to Section 12(k), and allow the Company to bring its delinquent mandatory periodic filings current and in compliance with its filing obligations.  If we are not above to complete and file all delinquent mandatory periodic filings to the satisfaction of the SEC, our registration may be revoked, which would hinder and impact our efforts to raise necessary working capital.

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

We are seeking and will likely continue to require substantial funding from external sources, principally through the sale of equity or debt securities. We believe that our finding efforts will likely continue to be adversely affected by:

•our failure to have file all mandatory periodic reports with the SEC;

•our common stock designated for quotation on the Expert Market which securities are restricted from public viewing.

•our common stock is eligible for unsolicited quotes only and not eligible for proprietary broker-dealer quotations.

•there being essentially no active trading market for our common stock;

•our substantial indebtedness to related parties that had been extended or restructured several times to avoid default,

•our planned expenditure of substantial portions of the anticipated net proceeds from the financing to pay past-due indebtedness, including payments to related parties,

•the assertion of continuing control of our corporation by Demetri Michalakis on behalf of Inter-M Traders FZ, LLE, and J.R. Munoz on behalf of OZ Company, each a principal stockholder, resulting from their prior contractual right to designate directors, which rights to designate directors was terminated in May 2026,.

•the continuing asserted control by our founding and principal stockholders who together will own approximately 38.44% of our voting common stock, after giving effect to the sale of all offered convertible secured notes and their conversion to common stock

•the fact that less than 34% of our outstanding shares are publicly held;

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

As of July 31, 2024, our aggregate liabilities were $10,978,638, almost all of which was over 30 days past due. Our liabilities included $3,170,000 due under a note due Cell Science, a related party, $3,780,872 due OZ Company under a working capital promissory  note, $150,000 due OZ Company under a separate promissory note which is now in default, and $1,409,000 due OZ Company under an office sharing agreement. The remaining about $2.47 million is due several unrelated trade creditors. Much of this indebtedness has been past due for over 24 months. We intend to seek to negotiate extended or discounted payments for many of these creditors but may be unable to do so. Such creditors may have the power to initiate insolvency proceedings against us. Further, the requirement that we use net proceeds from new financings to pay delinquent obligations, particularly to related parties, will negatively impact our fundraising.

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

The auditor’s reports for the years ended July 31, 2024 and 2023, and previous periods contain explanatory paragraphs about our ability to continue as a going concern.

We have not generated revenue and have limited capital. We have incurred losses since inception resulting in an accumulated deficit of about $50.8 million as of July 31, 2024. Our auditor stated in its report on our July 31, 2024, audited financial statements that it has substantial doubt that we will be able to continue as a going concern without further financing. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plan and eventually attain profitable operations and to obtain acceptable financing in the interim period.

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

On January 24, 2025 due to the deadlock of the Board, Teddy Scott and Mitch Kahn resigned their respective position as officers and directors.  On January 27, 2025, Aristotle Popolizio and Peter Whitton resigned their respective position as officers and directors.  Also on January 27, 2025 Alvin Sun who had replaced Kimberly Tanami as a director resigned as a director. Finally, on January 28, 2025, Juan Carlos Garcia, resigned as an officer and director.

Effective January 28, 2025, essentially all operations of the Company ceased and any further efforts to commercialize and exploit the licensed intellectual property rights under our license agreement were suspended.

On March 18, 2026 Konstantia (Nadia) Galazi was appointed as a director, the President, CEO, Secretary and CFO of the Company.   Our management, which is responsible to establish and maintain internal control over financial reporting, has concluded that our internal controls and procedures were not effective due to the following material weaknesses:

•lack of appropriate segregation of duties;

•lack of control procedures that include multiple levels of supervision and review; and

•lack of full-time executive personnel to oversee financial reporting and controls.

Because of these factors, we have failed to: (i) maintain records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements. As a result of these weaknesses, we were unable to file timely our Annual Report on Form 10-K for the year ended July 31, 2021, and have amended our quarterly reports on Form 10-Q for the fiscal quarters ended October 31, 2020, January 31, 2021, and April 30, 2021, and our Annual Report on Form 10-K for the year ended July 31, 2021, to correct the initial filings or add omitted information. We have further amended our Annual Report on Form 10-K for the year ended July 31, 2022, to correct the initial filing and inadvertent overstatement of compensation expense, and we were late in filing the Annual Report on Form 10-K for the year ended July 31, 2023.  We have not implemented curative measures to address these weaknesses.  We were late in filing this Annual Report on Form 10-K for the year ended July 31, 2024, and are delinquent in the filing of the then due periodic reports thereafter.

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

We are a development-stage company that has not generated any revenue. If the planned product refinement and customization meets the requirements of prospective partners so we can launch our commercialization effort, our expenses are expected to increase significantly before we can begin generating revenue. Even if and when we begin to market and commercialize our licensed technology, we expect our losses to continue because of ongoing sales and marketing expenses, technology transfer costs, research and development, and other operational matters. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties that we will encounter, we are unable to predict if or when we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, our business, financial condition, and results of operations will be negatively affected, and the market value of our common stock will likely decline.

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

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we have a public float of less than $250 million and had annual revenues of less than $100 million during the most recently completed fiscal year. Because we are a smaller reporting company, the disclosure required in our SEC filings is less than it would be if we were not considered to be a smaller reporting company. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation on the effectiveness of internal control over financial reporting, are required to provide only two years of audited financial statements in annual reports, and have certain other decreased disclosure obligations in their

SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

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

Our success is dependent upon the ability, expertise, judgment, discretion, and good faith of our executive management and consultants and our ability to attract, develop, motivate, and retain highly qualified and skilled personnel and consultants. We previously relied on scientific advice from Dr. Peter Whitton, the inventor of the cell-extraction and replication technology on which our business is based, who resigned as a director in January 2025. Qualified, experienced individuals and cannabis industry consultants, such as our principal technical consultant, are in high demand, and we may incur significant costs to engage them. The inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute our business plan and strategy, and we may be unable to find adequate replacements on a timely basis or at all.

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

We expect significant competition from other companies offering cannabinoid production technologies or producing, transporting, or marketing cannabinoids. We believe that competition in the commercial cannabinoid industry is based primarily on price per unit; predictable and replicable product flavor, aroma, CBD or THC concentration; and ease and predictability of regulatory compliance. Price per unit of production will be based on the cost of amortizing capital expenditures and covering production and operating costs, and we cannot ensure that production using our licensed technology will enable commercial partners to compete on these terms. Our potential commercial partners’ principal known competitors have established production, transportation, and marketing infrastructure and market recognition in the multiple states in which they operate and are well capitalized with experienced management and technical resources. Numerous companies appear to be applying for cultivation, processing, and sale licenses, some of which may have significantly greater financial, technical, marketing, and other resources than we have. These competitors have and can devote greater resources to the development, promotion, sale, and support of their products and services, and may have more extensive customer bases and broader customer relationships. Without substantial financing, we may be at a competitive disadvantage to live-grow plant producers because of the lack of established regulatory accommodation of plant cell-extraction and replication production methods. To the extent that we are not able to market and enter enough commercialization arrangements, our business, financial condition, and results of operations could be materially and adversely affected. Recent changes that we perceive in the cannabis industry may disrupt the competitive environment in ways we do not know or control.

There is an ongoing dispute between a minority stockholder Mentone, Ltd., and its other stockholders respecting the minority stockholder’s removal from Mentone’s board and Mentone’s purportedly unauthorized transactions related to the licensed cell replication technology.

In 2023 a minority stockholder of Mentone has advised us of his claim that he was unlawfully removed from the board of directors of Mentone and that it was unauthorized to enter into certain agreements with Cell Science that led to its license of the subject cell replication technology to us.  The Mentone minority stockholder has threatened litigation seeking equitable remedies and money damages against Mentone and its other stockholders.

In 2023 we received by commercial courier a copy of a purported complaint for a lawsuit filed in Cyprus by the minority stockholder of Mentone, purportedly on behalf of Mentone, which names the Company, one of our prior directors and vice president, and one of our former directors and executive officers, as defendants in said complaint.  We do not believe we have been served pursuant to the requirements of international law.

In 2023 we were advised verbally that the complaint had been or was dismissed as to our company and our former officers and directors named in the complaint but have not received any written confirmation of such dismissal.

This action by Mentone is further in contravention of and violates the terms of the Agreement, Assignment Waiver and Estoppel (the “Estoppel Agreement”) entered into by Mentone with Cell Science, the Licensor, our company, and others on September 22, 2020, that provides us with the potential remedy to seek cancellation of any of our shares received by Mentone and its owners. We believe the complaint is without merit, and if necessary, we intend to challenge its claimed jurisdiction over us, defend ourselves vigorously on the merits, assert all defenses and counterclaims, assert cross-claims against other parties to the Estoppel Agreement, and seek remedies provided under the Estoppel Agreement against all other parties to that agreement as warranted.

Risks Related to our Common Stock

Our Common Stock is Quoted on the Expert Market of the OTC Markets Group

The OTC Markets Group has designated our common stock for quotation on the Expert Market for lack of current information publicly available under SEC Rule 15c2-11, as a result of our failure to file our required periodic reports with the SEC. With our common stock being designated as an Expert Market security, there is no published quotation for our common stock as Expert Market securities are restricted from public viewing.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at One World Trade Center, Suite 130, Long Beach, California 90831. Our corporate internet address is www.bakhuholdings.com. The reference to our website is an inactive textual reference only and is not a hyperlink. The contents of our website are not part of this Annual Report, and you should not consider the contents of our website in making an investment decision respecting our common stock.

OZ Company, an affiliate, provides our office and office-related equipment and communication facilities, including administrative services, for a fixed monthly fee of $34,000. We intend to find an alternative office facility and enter a long-term office lease with an unaffiliated party at prevailing market rates when increased operations warrant.

In lieu of any reduction to the one-time payment note owed to Cell Science, in January 2022, we accepted the assignment of all rights under the lease with VO Leasing for the 5,000 square-foot facility and all rights in all laboratory equipment and related assets used in the efficacy demonstration testing process located at 15614 Oxnard Avenue, Sherman Oaks, California.

In December 2023 we reached a settlement agreement to restructure this indebtedness owed to VO Leasing Corp., our landlord, and holder of necessary cannabis cultivation and manufacturing licenses in CA. As of  July 31, 2024 we were in arrear to VO Leasing in the amount of $276,882 consisting of $260,000 principle and $16,882 in accrued interest. We have defaulted under the terms of the settlement agreement and abandoned the laboratory facility and VO leasing has since disposed of all equipment, machinery and supplies which secured the obligations under the settlement agreement.

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

On July 7, 2026, we receive an email from legal counsel for Cell Science Holding Ltd. (“Cell Science”) and Inter-M Traders FZ LLE, forwarding an email alleged to have been sent to Bakhu and certain related parties on June 8, 2026.  Said purported June 8, 2026 email is stated to be a Formal Notice of Breach, Misrepresentation, Demand for Preservation of Evidence, and Reservation of Rights. In said June 8, 2026 notice, Cell Science Holding Ltd. (“Cell Science”) as owner of the intellectual property and Licensor under the Integrated License Agreement make various claims against Bakhu and Peter Whitton, the inventor of the licensed technology, including without limitation that Bakhu failed in the development, validation, commercialization, operational implementation, and proof of concept of the licensed technology within Bakhu’s operations and intended commercial markets; that Peter Whitton and/or unnamed related parties failed to provide adequate manuals, validation documentation, technical support materials, scientific substantiation, and sufficient operational proof necessary for independent verification and validation of the technology in the manner contemplated under the Integrated License Agreement; that Cell Science disputes the sufficiency, reliability, completeness, and commercial significance of such purported validation and efficacy demonstrations; that Cell Science further disputes whether the technology was independently validated, commercially substantiated, or operationally proven to the extent represented to investors, shareholders, directors, counterparties, or third parties; that Mr. Whitton and/or other unnamed related parties misrepresented to Bakhu shareholders, investors, directors, and third parties that the technology had been validated, proven effective, commercially viable, and operationally confirmed. Based upon information presently available to Cell Science, such representations may have been inaccurate, incomplete, misleading, unsupported, or made without adequate scientific, technical, or operational substantiation.

The claims by Cell Science and/or Inter-M Traders FZ, LLC are in contravention of and violates the terms of the Agreement, Assignment Waiver and Estoppel (the “Estoppel Agreement”) entered into by Cell Science, Bakhu and others, on September 22, 2020 that provides us with the potential remedy to seek cancellation of any of our shares received by Cell Science and its owners, and assigns. We believe the claims are without merit, and if necessary, we intend to defend against any complaint vigorously on the merits, assert all defenses and counterclaims, assert cross-claims against other parties to the Estoppel Agreement, and seek remedies provided under the Estoppel Agreement against all other parties to that agreement as warranted.

Bakhu has not been served with any complaint or any documentation regarding the aforementioned claims, and per the terms of the Integrated License Agreement and the Estoppel Agreement, jurisdiction and venue regarding any such claims is in the state and federal Courts of the State of California, County of Los Angeles.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our business.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Expert Market of the OTC Markets Group under the trading symbol “BKUH.” The OTC Markets Group has designated our common stock for quotation on the Expert Market because the OTC Markets Group it is not able to confirm that Bakhu has current information publicly available under SEC Rule 15c2-11, as a result of our failure to file our required periodic reports with the SEC. Expert Market securities are restricted from public viewing.

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

The following table sets forth the range of high and low closing sales prices for our common stock for each of the periods indicated as reported and summarized by the stockanalytics.com as historical pricing was not available on otcmrkets.com:

	Common Stock Prices
	High	Low
Fiscal 2024
Quarter ended July 31, 2024	$0.40	$0.02
Quarter ending April 30, 2024	$0.25	$0.11
Quarter ended January 31, 2024	$1.00	$0.25
Quarter ended October 31, 2023	$1.00	$0.01

Fiscal 2023
Quarter ended July 31, 2023	$1.11	$0.15
Quarter ending April 30, 2023	$1.10	$0.12
Quarter ended January 31, 2023	$2.00	$1.00
Quarter ended October 31, 2022	$2.50	$1.10

There is extremely limited trading volume in our common stock, with no transactions for many consecutive trading days. The following reflects the number of trading days, and the total number of shares traded over the number of days in which there were traders, days in each month of the last fiscal year.

Month Ended	Trading Days	Shares Traded	Days with Trades
July 31, 2024	22	7,643	4 days
June 30, 2024	20	117,781	10 days
May 31, 2024	22	361,671	15 day
April 30, 2024	22	20,138	3 day
March 31, 2024	21	22,200	3 days
February 29, 2024	21	6,000	2 days
January 31, 2024	22	0	0 days
December 31, 2023	20	1,200	1 days
November 30, 2023	18	3,110	1 days
October 31, 2023	22	0	0 days
September 30, 2023	20	2,000	1 day
August 31, 2023	23	1,175	4 days

With our common stock being designated as an Expert Market security, there is no published quotation for our common stock as Expert Market securities are restricted from public viewing.

As of July 17, 2026 we have 387 common stockholders of record. As of July 17, 2026 there were 301,182,983 shares of our common stock issued and outstanding, 9,058,085 shares reserved for issuance on the exercise of vested and unvested options, and 3,000,000 shares reserved for issuance on the exercise of vested outstanding warrants.

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

As of July 31, 2024, options to purchase 19,260,000 shares have been granted under this plan. 495,464 shares of common stock have been issued upon the exercise of options, 9,886,269 options have been canceled, and there are 9,058,085 options outstanding, of which 6,468,065 options have vested and are exercisable.  See Item 11. Executive Compensation - Long-Term Incentive Plan.

The following table sets forth information as of July 31, 2024, respecting our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	9,058,085(1)	$$2.86	10,446,269

Equity compensation plans not approved by stockholders	3,000,000(2)	$(2)	0
Total	12,058,085		10,446,269

_______________

(1)Represents 200,000 options with an exercise price of $5.10 per share, 718,085 options with an exercise price of $4.50 per share, 200,000 options with an exercise price of $4.20 per share, 540,000 options with an exercise price of $3.40 per share, 1,300,000 options with an exercise price of $3.30 per share, 3,640,000 options with an exercise price of $3.00 per share, 700,000 options with an exercise price of $2.60 per share , 320,000 options with an exercise price of $1.50, and 1,440,000 options with an exercise price of $1.00 per share. As of July 31, 2024, 10,446,269 shares were available for issuance under the 2020 Plan. Shares available under the 2020 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

(2)We have 750,000 warrants issued and outstanding outside our 2020 Plan to consultants with an exercise price of $3.00 shares, and 2,250,000 warrants issued in conjunction with the sale of 13% Secured Convertible Notes with exercise prices of $0.50 per share.

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

During our fiscal year ended July 31, 2024, our business operations were sharply curtailed by shortages of working capital and cash.  During the year, we devoted our principal attention to seeking funding from external sources, principally through the sale of equity or debt securities. We explored several potential funding opportunities that did not result in cash proceeds to us during the fiscal year. We believe that our finding efforts during the year were unsuccessful and that ongoing financing efforts may continue to be adversely affected principally due to several factors discussed in detail in this report.

Subject to completing sufficient financing, we will seek to recruit and retain executive officers and directors to organize the launch of our commercialization efforts, identify possible sources of required financing, and initiate conversations with potential commercialization partners, particularly selected multi-state operators with established production, distribution, and marketing infrastructure, expertise, and financing. Conversations with some of these sources and potential commercialization partners stalled during the year ended July 31, 2024. With our recent funding, we anticipate reviving these efforts, but we may not reach any definitive commitments, understandings, or agreements. We are continuing our efforts.

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

On July 20, 2023, we authorized the OZ Company, a principal stockholder, as the lead investor to seek up to $20.0 million in external funding through the sale of secured promissory notes bearing interest at 13%, payable in cash or in kind. The notes are payable at maturity in 2027 (the “13% Convertible Secured Notes”). The obligations under the notes are secured by our assets. The 13% Convertible Secured Notes are convertible to our common stock at $0.50 per share. The funding term sheet provided for additional terms and covenants to be triggered upon achieving certain funding benchmarks, as discussed below. In furtherance of the financing efforts, on September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes, and we are amending our certificates of designation so that the the Series A Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

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

Results of Operations

Years Ended July 31, 2024 and 2023

Revenues. We had no revenues during the years ended July 31, 2024 and 2023.

Consulting Fees. Consulting fees were $1,830,827 and $8,441,838 for the years ended July 31, 2024 and 2023, respectively, a decrease of $6,611,011 or 78%, as our limited capital required us to curtail 2024 fiscal year activities and efforts to license our technology. During the year ended July 31, 2024, we issued 1,440,000 additional stock options and 2,250,000 new warrants. As of July 31, 2024, there was $2,603,902 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of each option or warrant.

Professional Fees. Professional fees were $318,070 and $487,704 for the years ended July 31, 2024 and 2023, respectively, a decrease of $169,634, or 35%. Decreases in professional fees during the later period resulted from our substantially decreased business activities and our corresponding periodic reporting obligations under federal securities laws. We expect these costs will increase again as we obtain required capital and increase our technology commercialization efforts.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were $794,047 and $982,598 for the years ended July 31, 2024 and 2023, respectively, a decrease of $188,551, or 19%. The substantial decrease in the 2024 fiscal year is attributable to decreased activities, including costs under our office sharing agreement with an affiliate, insurance, equipment, staff and other related laboratory related costs, which we expect will increase as we obtain required capital and increase our technology commercialization efforts.

Other Income (Expenses). We had net other expenses of $296,680 and $259,642 for the years ended July 31, 2024 and 2023, respectively. Included in other income and expenses for the year ended July 31, 2024, was the gain on the settlement debt in the amount of $323,078 and the loss on disposal of fixed assets of $334,179. Also included in other expenses were interest expenses of $343,953 related to our notes payable for the year ended July 31, 2024. The increase in interest expenses is a result of the increase in loans and notes payable, which increased by a principal amount of $1,855,875 from July 31, 2023 to July 31, 2024. We used these borrowed funds for operating expenses.

Net Loss. We had a net loss of $3,431,669 for the year ended July 31, 2024, compared to $10,305,454 for the year ended July 31, 2023, a decrease of $6,932,158 or 67%. Since we had no revenues in either year, the decrease in net loss was due to the decreased expenses as discussed above.

Liquidity and Capital Resources

As of July 31, 2024

As of July 31, 2024, we had cash of $25,461 compared to $$3,101 as of July 31, 2023. We continue to consume working capital in the pursuit of our business plan using proceeds from loans or sales of our equity.

For the year ended July 31, 2024, cash increased by $22,360 from $3,101 on July 31, 2023 to $25,461 on July 31, 2024.

Net cash used in operating activities was $1,458,840 during the year ended July 31, 2024, because of a net loss of $3,431,669, which was offset by stock-based compensation of $1,745,934, gain on settlement of debt of $323,078, loss on disposal of fixed assets of $334,179, depreciation of $133,671, a decrease in accounts payable and accrued liabilities of $520,169, an increase in accrued interest of $266,560 and the settlement liability of $260,000.

During the year ended July 31, 2024, we had no net cash flows from investing activities.

During the year ended July 31, 2024, financing activities provided $1,481,200 in net cash, which consisted of $856,200 in proceeds from notes payable issued to related parties, and $625,000 in proceeds from notes payable issued to third parties.

Future Capital Requirements

As of July 31, 2024, our current capital resources plus the limited proceeds from our private sale of 13% Convertible Secured Notes after July 31, 2024, have not been and will not be sufficient to fund our planned laboratory activities, continue our planned efforts to seek to commercialize our licensed technology, and meet other financial requirements during the next 12 months. Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt and, ultimately, to attain profitable operations. We expect that we will continue to rely on debt and equity financing from external sources, including related parties during the next 12 months. We cannot assure that we will be able to successfully complete any of these activities.

As a result of successive amendments the current maturity date of the notes payable to Cell Science and OZ Company is December 31, 2027. We cannot assure, however, that any required financing to repay indebtedness will be obtained or will be available on terms acceptable to us. Any transaction involving the issuance of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to our existing security holders. Further, we cannot assure that these related parties will extend the payment dates for this indebtedness which in the aggregate exceeds $7.6 million.

We estimate that we will require approximately $8.5 million in external capital to fund our activities during the next 12 months. This consists of between $1.1 million and $1.4 million during the next twelve months for our planned laboratory work to improve and customize our licensed processes. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. In addition to the above, we expect that operating capital for planned regular, non-laboratory corporate operations will require approximately $250,000 during the next 12 months. Less available capital will require us to implement cost-cutting measures and may delay planned activities.

We have no current commitments or agreements to fund the above capital requirements.

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

Management’s Plan to Continue as a Going Concern

Our independent registered public accounting firm’s report on our financial statements for the year ended July 31, 2024, and our prior independent registered public accounting firm’s report on our financial, as for previous years, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to obtain capital from the sale of our securities and short-term borrowings from stockholders or related parties when needed. However, management cannot provide any assurance that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

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

Basic and Fully Diluted Net Loss per Share

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period. There are no common stock equivalents as of July 31, 2024 and 2023, and for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As stated in Item 4.01 of the Company’s Current Report on Form 8-K filed October 24, 2024, on July 25, 2024 the Company’s independent registered public accounting firm, advised the Company that he could not serve as the Company’s independent registered public accounting firm for the year ended July 31, 2024, due to a pending inquiry by the Public Company Accounting Oversight Board (“PCAOB”) on matters unrelated to the Company.

On April 23, 2026, our Board of Directors approved the engagement of Qi CPA LLC, 129 Rockway Avenue, #1008, Valley Stream, NY 11580, as our registered public accounting firm, effective immediately, including to report on our financial statements for the years ending July 31, 2024 and July 31, 2025.

No consultations occurred between us and Qi CPA LLC during the two most recent audited fiscal years and through April 23, 2026, regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Qi CPA LLC concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of disagreement, as that term is defined in S-K 304(a)(1)(iv) and the related instructions to S-K 304, or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2024.

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

Changes in Internal Control over Financial Reporting

On January 28, 2025, Juan Carlos Garcia La Sienra Garcia, our then acting Chief Financial Officer resigned. On March 18, 2026 Konstantia (Nadia) Galazi was appointed as our President, CEO, Secretary and CFO.

ITEM 9B. OTHER INFORMATION

Subsequent Events.

January 2025 Departure of Officers and Directors

Between January 24, 2025 and January 28, 2025, following the deadlock and inability of the then board to agree on the terms of the Executive Employment Agreement and compensation for then CEO Teddy Scott and Consulting Agreement and compensation of Mitch Kahn, all the then officers and directors, Teddy Scott, Mitch Kahn, Aristotle Popolizio, Peter Whitton, Alvin Sun and Juan Carlos Garcia La Sienra, resigned.

June 2025 Appointment Efstathios Galazis as Director and Officer

On or about June 1, 2025 Efstathios Galazis was appointed as the sole director and officer of the Company, who served in such capacity until his resignation on March 18, 2025.

March 17, 2026 Memorandum of Understanding

On March 17, 2026, the Company entered into a Memorandum of Understanding (the “MOU”) with PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") and Inter-M Traders FZ-LLE, a limited liability company organized under the laws of the United Arab Emirates ("Inter-M"), under which the parties agreed to funding, corporate governance and ownership of the Company, and certain commitments and undertakings to bring the Company into good standing and the subsequent change of control of the Company.

Pursuant to the MOU, the parties agree to, including without limitation,

•PhytoCyte agreeing to provide up to $600,000 of funding in the form of an interest-free, convertible promissory note (the “PhytoCyte Note”), which proceeds would be used for the purposes of the payment of certain creditors and vendors, and past and present service providers to (i) facilitate the preparation and filing of the Company’s delinquent and currently due mandatory period reports with the Securities Exchange Commission, and (ii) file and pay and requisite state and federal taxes.

•Konstantia Galazi as the Company’s acting director and officer for the purpose of carrying the Company through the milestones set forth in the MOU;

•the Company shall not, without the prior written consent of PhytoCyte:

(a)amend its Articles of Incorporation or By-Laws;

(b)increase or decrease the authorized number of directors;

(c)appoint any additional director or remove any director, save as expressly contemplated by the MOU Memorandum;

(d)appoint or remove any officer, save where strictly necessary for compliance purposes and recorded in the corporate minute book;

(e)issue, allot or grant any share, option, warrant, convertible security or other right to acquire voting equity;

(f)incur any borrowing, grant any security interest, or compromise any material claim outside the ordinary course of implementing the milestones set forth in the MOU;

(g)open, close or alter any bank account or signatory mandate otherwise than in accordance with board resolutions adopted pursuant to the MOU; or

(h)apply any monies advanced under the PhytoCyte Note except as provided under the MOU;

Section 4.1 of the MOU further provides, among other things that the PhytoCyte Note shall convert only upon satisfaction of the following matters:

(a)the delinquent and any currently due SEC filings required to bring the Company current have been prepared and filed;

(b)the auditors’ fees, tax liabilities, filing charges and compliance costs necessary to restore the Company to regulatory good standing have been paid or irrevocably provided for;

(c)the post conversion matters relating to the corporate records, post-closing governance and board composition, and other related actions, limitations and restrictions under Sections 5, 6 and 7 of the MOU have been complied with and affected;

Pursuant to the MOU, on the satisfaction of the condition set forth in Section 4.1, the PhytoCyte Note shall automatically convert and the Company shall issue to PhytoCyte such number of shares of common stock which shall result in PhytoCyte holding seventy percent (70%) of the issued and outstanding shares of common stock of the Company.

The foregoing summary descriptions of the terms of the Memorandum of Understanding is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text the Memorandum of Understanding, attached hereto as Exhibit 10.01 to this Current Report on Form 8-K filed on June 30, 2026.

On April 17, 2026, the Company and PhytoCyte Pty Ltd., terminated the March 17, 2026 Memorandum of Understanding.

March 18, 2026 Appointment of Konstantia (Nadia) Galazi as Director and Officer

On March 18, 2026 Konstantia (Nadia) Galazi was appointed as the sole director, the President, CEO, Secretary and CFO of the Company.

Konstantia (Nadia) Galazi has extensive experience in accountancy, corporate governance, anti-money laundering and regulatory compliance, with over two decades of professional experience in regulated environments, including FCA-regulated firms and AIM-listed group structures and their subsidiaries. She has served as a company secretary across various public limited companies and has held Finance Director roles within a number of UK companies, with responsibility for financial management, governance frameworks and statutory compliance. Her experience includes involvement in complex corporate transactions, including share-for-share exchanges, group restructurings and governance implementation across multi-jurisdictional entities. She previously served as a director of Newgate Solutions Ltd, a subsidiary of NextGate Solutions, Inc. (Pasadena, California), a healthcare technology company specializing in identity resolution and Enterprise Master Person Index (EMPI) solutions. NextGate Solutions, Inc. was acquired by Rhapsody, a global healthcare data interoperability company backed by Hg Capital, in March 2022 and subsequently integrated into its platform. In addition, she served as Compliance Officer and Deputy

AML Manager at AGK Partners, Chartered Accountants, London, for over 20 years, with responsibility for anti-money laundering frameworks, regulatory compliance and governance oversight, including matters relating to proceeds of crime regulations. Ms. Galazi brings significant experience in financial oversight, regulatory remediation and governance implementation, and is well positioned to support companies in achieving and maintaining compliance and good standing within applicable regulatory and reporting frameworks.

March 18, 2026 Resignation of Efstathios Galazis as Director and Officer

On March 18, 2026 Efstathios Galazis resigned as a director and officer of the Company.

March 18, 2026 Indemnification, Hold Harmless and Advancement Letter Agreement

On March 18, 2026, following the resignation of Efstathios Galazi, as the then sole officer and director of the Company and appointment of Konstantia Galazi as the sole director and officer of the Company, the Company entered into an Indemnification, Hold Harmless and Advancement Letter Agreement, whereby the Company agreed to indemnify, hold harmless and defend Efstathios Galazi against any and all losses, liabilities, damages, claims, demands, actions , suits, proceedings, judgments, fines, penalties, settlements, costs and expenses (including, without limitation, reasonable attorneys' fees, expert fees, investigation costs and disbursements) incurred by reason of the fact that the Efstathios Galazi is or was a director, officer, agent , adviser, authorized signatory or representative of the Company, or served at the request of the Company in any such capacity for another entity or enterprise.

March 24, 2026 Inquiry from the SEC

On March 24, 2026 the Company received a letter from the Securities and Exchange Commission (“SEC”) regarding the Company’s non-compliance and failure to file is mandatory period reports.  The Company responded to the SEC confirming its filing obligations and advising and confirming that the Company intends to undertake and proceed with the preparation and filing of its delinquent period reports to bring the Company into compliance with its reporting obligations, and requested that the SEC refrain from and not commence administrative proceedings to revoke the Company’s registration pursuant to Section 12(j) of the Exchange Act, or suspend trading pursuant to Section 12(k), and allow the Company to bring its delinquent mandatory periodic filings current and in compliance with its filing obligations.

April 7, 2026 Binding Heads of Agreement

On April 7, 2026, the Company entered into a Binding Heads of Agreement with PhytoCyte, under which the parties agreed to certain funding and other commitments, interim corporate governance and undertakings to bring the Company into good standing, and the subsequent change of control of the Company.

Pursuant to the Binding Heads of Agreement, the parties agree to, including without limitation:

•PhytoCyte has agreed to provide or procure funding in the amount of up to $250,000 to be paid either to a Bakhu escrow account, or directly to its creditors, on behalf of Bakhu.

•That more detailed documents may be entered into, consistent with the Binding Heads of Agreement, including a definitive promissory note, escrow agreement, shareholders' agreement, board resolutions and stockholder consents.

•The condition precedent that Demetri Michalakis, his family members or their nominees or any officer of Inter-M make no attempt to interfere with the company in anyway and that no other material issues arise, following signature of this agreement, any breach of which PhytoCyte reserved the absolute right to withdraw from all terms of the Binding Heads of Agreement.

•Any amount advanced directly by PhytoCyte shall be evidenced shall be an interest-free and convertible promissory note (the “PhytoCyte Note”), which proceeds would be used for expenses required to restore the Company to full regulatory compliance and good standing.

•That Konstantia (Nadia) Galazi is presently acting as the Company's sole director for the purpose of preserving the Company's records, compliance standing and business affairs pending the compliance restoration milestone.

•Karl E. Watkin shall be appointed to the board of the Company.

•From the date of execution of the Binding Heads of Agreement and until conversion or repayment of the promissory note to PhytoCyte, the board of the Company shall initially be comprised of Konstantia (Nadia) Galazi and Karl E. Watkin, pending any later expansion to be agreed by and between the Company and PhytoCyte.

•That and until conversion or repayment of the promissory note to PhytoCyte, the Company shall not, without the prior written consent of PhytoCyte:

(a)amend its Articles of Incorporation;

(b)By-Laws;

(c)increase or decrease the authorized number of directors;

(d)appoint any additional director or remove any director, save as expressly contemplated by this Agreement;

(e)appoint or remove any officer, save where strictly necessary for compliance purposes and duly recorded in the minute book;

(f)issue, allot or grant any share, option, warrant, convertible security or other right to acquire voting equity; (f) incur any borrowing, grant any security interest, or compromise any material claim outside the ordinary course of implementing the Compliance Restoration Milestone;

(g)open, close or materially alter any bank account or signatory mandate other than in accordance with board resolutions adopted under this Agreement; or

(h)apply any monies advanced under the Note other than in accordance with the terms of the Binding Heads of Agreement.

Pursuant to the Binding Heads of Agreement, the Compliance Restoration Milestone shall be satisfied when: (a) the overdue SEC filings described have been prepared and filed, or otherwise validly satisfied in a manner that restores the Company's reporting position; (b) the liabilities and expenses necessary to restore the Company to active and good standing, including any other fees, taxes, filing charges or compliance costs essential to that outcome, have been paid, settled, compromised or irrevocably provided for; the corporate actions required by this Agreement and schedules have been completed; and (d) documentary evidence of the matters referred to above has been placed with the Company's records and furnished to the Parties.

Pursuant to the Binding Heads of Agreement, on the first Business Day following satisfaction of the Compliance Restoration Milestone, the amounts paid by PhytoCyte shall automatically convert and the Company shall issue and register such number of voting common shares as shall result in PhytoCyte holding seventy percent (70%) of the issued and outstanding voting common stock of the Company on a fully diluted basis immediately after conversion.  As a result of such conversion, the existing shareholders of the Company shall be diluted so that their collective ownership immediately after conversion is thirty percent (30%) of the then issued and outstanding voting common stock of the Company on a fully diluted basis.

As of the date of the filing of this Annual Report the promissory note to be entered into between the Company and PhytoCyte has not been executed.

April 10, 2026 Appointment of Karl E. Watkin as Director

On April 10, 2026, Karl E. Watkin, was appointed as a director of the Company.

Karl E. Watkin is the owner and controls Menelaus Holding FZ LLC and PhytoCyte Pty Ltd. Mr. Watkin is an entrepreneur, director, salesman, strategist and inspirational leader with a proven track record of identifying and developing emerging technologies. Raised $1bn+ in investment funds; Mr. Watkin has been a climate change activist for 30 years. He Chaired the United Nations Foundation Bio Energy Board for 5 years. He was a United Nations Delegate at New York, Copenhagen and Bali COPs. Mr. Watkin has chaired and delivered the white papers on Climate Change Mitigation and Adaptation for the UNF, implemented worldwide. Mr. Watkin is currently leading the development of a number of Pharmaceutical and bio science technologies and products in UK, Australia, New York, Hong Kong and Vietnam. He has significant public company corporate governance experience and specialized in developing start-up businesses for the last 40 years, successfully bringing those businesses from concept to IPO.

April 17, 2026 Termination of Memorandum of Understanding

On April 17, 2026, the Company and PhytoCyte Pty Ltd., terminated the prior Memorandum of Understanding (the “MOU”) entered into on March 17, 2026 (See Item 1.01 above). The Company and PhytoCyte determined that following receipt of the March 24, 2026 Inquiry from the SEC (See Item 8.02 below), that the funding structure contemplated by the MOU was no longer sufficient or available for the purposes contemplated by the MOU, and that additional funding cannot presently be secured on terms acceptable to PhytoCyte.

May 28, 2026 Termination of Convertible Note Term Sheet and Amendments

On May 28, 2026, the Company terminated any rights of  JR Munoz, the OZ Company, Inter-M Traders FZ LLC and/or Cell Science Holding Ltd., pursuant to the Convertible Note Term Sheet dated July 20, 2023, the First Amendment to Term Sheet dated August 17, 2023, the Second Amendment to Term Sheet dated September 13, 2023 and the Third Amendment to Term Sheet dated February 14, 2024, to designate, appoint, or remove any directors and/or officers of the Corporation, to choose, reject or veto any candidate to the board or as an officer of the Corporation, or in any way interfere with the corporate governance of the Corporation and the board.

July 14, 2025 Convertible Promissory Notes with OZ Company

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of OZ Company, a California corporation (“OZ Company”), evidencing OZ Company’s loan to or advances on behalf of Bakhu in the principal amount of $64,691.50, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, OZ Company will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 OZ Working Capital Note is convertible at the option of OZ Company at any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. OZ Company is owned and controlled by John R. Munoz.

July 14, 2025 Convertible Promissory Notes with PhytoCyte

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") evidencing PhytopCyte’s loan to or advances on behalf of Bakhu in the principal amount of $78,924.72, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, PhytoCyte will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 PhytoCyte Working Capital Note is convertible at the option of PhytoCyte any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. PhytoCyte is owned and controlled by Karl E. Watkin, a current director.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT

INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Between January 24, 2025 and January 28, 2025, following the deadlock and inability of the then board to agree on the terms of the Employment Agreement for then CEO Teddy Scott and Consulting Agreement of Mitch Kahn, all the then officers and directors, Teddy Scott, Mitch Kahn, Aristotle Popolizio, Peter Whitton, Alvin Sun and Juan Carlos Garcia La Sienra, resigned.

On March 18, 2026 Konstantia (Nadia) Galazi was appointed as the sole director, the President, CEO, Secretary and CFO of the Company.

On April 10, 2026, Karl E. Watkin, was appointed as a director of the Company.

Our current directors and executive officers are as follows:

Name	Age	Title	Director Since
Konstantia (Nadia) Galazi	53	President, CEO, Secretary, CFO and Director	March 2026

Karl E. Watkin	70	Director	April 2026

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

Konstantia (Nadia) Galazi has extensive experience in accountancy, corporate governance, anti-money laundering and regulatory compliance, with over two decades of professional experience in regulated environments, including FCA-regulated firms and AIM-listed group structures and their subsidiaries. She has served as a company secretary across various public limited companies and has held Finance Director roles within a number of UK companies, with responsibility for financial management, governance frameworks and statutory compliance. Her experience includes involvement in complex corporate transactions, including share-for-share exchanges, group restructurings and governance implementation across multi-jurisdictional entities. She previously served as a director of Newgate Solutions Ltd, a subsidiary of NextGate Solutions, Inc. (Pasadena, California), a healthcare technology company specializing in identity resolution and Enterprise Master Person Index (EMPI) solutions. NextGate Solutions, Inc. was acquired by Rhapsody, a global healthcare data interoperability company backed by Hg Capital, in March 2022 and subsequently integrated into its platform. In addition, she served as Compliance Officer and Deputy AML Manager at AGK Partners, Chartered Accountants, London, for over 20 years, with responsibility for anti-money laundering frameworks, regulatory compliance and governance oversight, including matters relating to proceeds of crime regulations. Ms. Galazi brings significant experience in financial oversight, regulatory remediation and governance implementation, and is well positioned to support companies in achieving and maintaining compliance and good standing within applicable regulatory and reporting frameworks.

Karl E. Watkin is the owner and controls Menelaus Holding FZ LLC and PhytoCyte Pty Ltd. Mr. Watkin is an entrepreneur, director, salesman, strategist and inspirational leader with a proven track record of identifying and developing emerging technologies. Raised $1bn+ in investment funds; Mr. Watkin has been a climate change activist for 30 years. He Chaired the United Nations Foundation Bio Energy Board for 5 years. He was a United Nations Delegate at New York, Copenhagen and Bali COPs. Mr. Watkin has chaired and delivered the white papers on Climate Change Mitigation and Adaptation for the UNF, implemented worldwide. Mr. Watkin is currently leading the development of a number of Pharmaceutical and bio science technologies and products in UK, Australia, New York, Hong Kong and Vietnam. He has significant public company corporate governance experience and specialized in developing start-up businesses for the last 40 years, successfully bringing those businesses from concept to IPO.

Directorships

No director or person nominated or chosen to become a director holds any other directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any other company registered as an investment company under the Investment Company Act of 1940.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by us and representations from certain reporting persons, for the fiscal year ended July 31, 2024, the officers and directors, and certain beneficial owners of more than 10% of equity have all failed to file the required beneficial ownership reports. We have requested that such parties file the delinquent reports to comply with their filing requirements.

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

The description of the Code of Ethics contained in this Annual Report is qualified in its entirety by reference to the full text of the Code of Ethics, which is incorporated by reference to the full text of the charter filed as Exhibit 14.01 to our Current Report on Form 8-K filed October 1, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years (2024 and 2023), the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended July 31	Salary ($)	Bonus ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Teddy Scott	2024	-		-			-
President and CEO	2023	-	-	-	-	-	-

Aristotle Popolizio	2024	$240,000	-	-	-	-	$240,000
Vice President and Secretary(1)	2023	$30,000	-	-	-	-	$30,000

Juan Carlos Garcia La Sienra Garcia	2024	$120,000	-	-	-	-	$120,000
Chief Financial Officer(2)	2023	$0	-	-	-	-	-

(1)Reflects accrued $10,000 per month for a total of $120,000 earned during the fiscal year as  compensation for his service as our Vice President and Secretary, of which $240,000 was paid during the fiscal year ended July 31, 2024 representing amounts currently due and due for prior periods, and there remains $15,000 outstanding and owing as of July 31, 2024.

(2)Reflects accrued $5,000 per month for a total of $620,000 earned during the fiscal year as  compensation for his service as our Chief Financial Officer, of which $120,000 was paid during the fiscal year ended July 31, 2024 representing amounts currently due and due for prior periods, and there remains $15,000 outstanding and owing as of July 31, 2024.

Narrative Disclosure to Summary Compensation Table

Mr. Scott was appointed as a director on February 27, 2024, and as the president and chief executive officer on April 10, 2024. On February 29, 2024, Mr. Scott was granted a non-qualified stock option to purchase 240,000 shares of common stock at an exercise price of $1.00 per share. As of July 31, 2024, Mr. Scott held unexercised vested options to purchase 718,085 shares of common stock at $4.50 per share from a prior option grant on September 16, 2021, and unexercised vested options to purchase 140,000 shares of common stock at $1.00 per share.

Mr. Popolizio was appointed as January 7, 2020, and as the vice president and secretary of September 22, 2022. On September 22, 2020, Mr. Popolizio was granted a non-qualified stock option to purchase 300,000 shares of common stock at an exercise price of $5.10 per share. On January 5, 2022, Mr. Popolizio was granted a non-qualified stock option to purchase 700,000 shares of common stock at an exercise price of $2.60 per share, and on April 18, 2022, Mr. Popolizio was granted a non-qualified stock option to purchase 1,300,000 shares of common stock at an exercise price of $3.30 per share. On January 25, 2024 per an agreement with OZ Company, Mr. Popolizio cancelled all of the aforementioned options in consideration of 2,500,000 shares of common stock of Bakhu from OZ Company. On February 29, 2024. Mr. Popolizio was granted a non-qualified stock option to purchase 240,000 shares of common stock at an exercise price of $1.00 per share As of July 31, 2024, Mr. Popolizio held unexercised vested options to purchase 140,000 shares of common stock at $1.00 per share.

Mr. Garcia was appointed as a director and chief financial officer on December 7, 2021. Mr. Garcia resigned on July 29, 2022 with the restructuring of the Company’s board of directors and was again appointed as a director on May 31, 2023. On December 7, 2021, Mr. La Sienra Garcia was granted a non-qualified stock option to purchase 140,000 shares of common stock at an exercise price of $3.40 per share. On July 29, 2029, Mr. La Sienra Garcia was granted a non-qualified stock option to purchase 160,000 shares of common stock at an exercise price of $1.50 per share. On February 29, 2024. Mr. La Sienra Garcia was granted a non-qualified stock option to purchase 240,000 shares of common stock at an exercise price of $1.00 per share As of July 31, 2024, Mr. La Sienra Garcia held unexercised vested options to purchase 140,000 shares of common stock at $3.40 per share, options to purchase

160,000 shares of common stock at $1.50 per share, and options to purchase 140,000 shares of common stock at $1.00 per share.

Director Compensation

On February 29, 2024 the Board granted to each Teddy Scott, Mitch Kahn, Peter Whitton, Aristotle Popolizio, Juan Carlos Garcia La Sienra Garcia, and Kimberly Tanami, non-qualified stock options to purchase 240,000 shares of common stock at an exercise price of $1.00 per share. Such options are exercisable for seven (7) years. The options shall vest at the rate of 1/12 (i.e., 20,000 shares) per month commencing on the Grant Date, so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

The following table sets forth information concerning the compensation of our directors, for fiscal year ended July 31, 2024:

Name	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compen- sation ($)	Total ($)
Teddy Scott	-	240,000	-	-

Mitch Kahn	-	240,000	-	-

Peter Whitton	-	240,000	-	-

Aristotle Popolizio	-	240,000	-	-

Juan Carlos Garcia La Sienra Garcia	-	240,000	-	-

Kimberly Tanami	-	240,000	-	-

Between January 24, 2025 and January 28, 2025, following the deadlock of the then board, all the then officers and directors, Teddy Scott, Mitch Kahn, Aristotle Popolizio, Peter Whitton, Juan Carlos Garcia La Sienra, and Alvin Sun, resigned.

Outstanding Equity Awards at Fiscal Year End

The following table provides information for the named executive officers on stock option holdings as of July 31, 2024.

Name	Grant Date	Number of Shares of Stock Underlying Unexercised Vested Options (#)	Number of Shares of Stock Underlying Options that Have Not Vested (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Teddy Scott	9/16/2021	718,085	-	-	$4.40	9/16/2028
President and CEO	2/29/2024	140,000	-	-	$1.00	2/29/2031

Aristotle Popolizio	2/29/2024	140,000	-	-	$1.00	2/29/2031
VP and Secretary

Juan Carlos Garcia La Sienra Garcia	12/6/2021	140,000	-	-	$3.40	12/5/2028
CFO	7/29/2022	160,000	-	-	$1.50	7/28/2029
	2/29/2024	140,000	-	-	$1.00	2/29/2031

Options Exercises at Fiscal Year End

There were no exercises of stock options during the fiscal year ended as of July 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of July 31, 2024, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 301,182,983 shares of common stock.

Security Ownership of Certain Beneficial Owners

	Common Stock
Name and Address of Beneficial Owner	Shares	Percent of Class *

Inter-M Traders FZ LLE (1) and (2) Panteli Katelari 18A Agios, Ioannis, 3012 Limassol, Cyprus	115,783,555	38.44%

Demetri Michalakis (1) and (2) Panteli Katelari 18A Agios, Ioannis 3012 Limassol, Cyprus	115,783,555	38.44%

Karl E. Watkin (1) (3) and (6) B4-202A3, Business Centre 04 Razez Business Zone, RAK, UAE	32,952,187	10.94%

Peter Whitton (1) (4) and (6) 3 Coplow Crescent Syston, Leicester, England LE7 2JE	30,183,562	10.01%

Geoffrey Dixon (1) (5) and (6) 3 Coplow Crescent Syston, Leicester, England LE7 2JE	29,952,188	9.94%

Mentone Ltd. (1) and (6) Coplow Crescent Syston, Leicester, England LE7 2JE	6,000,000	1.99%

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

(3)Consists of 26,952,187 shares of Common Stock owned beneficially through his company Menelaus Holding FZ LLC, and 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Watkin is a 33% owner.

(4)Consists of 23,943,562 shares of Common Stock owned beneficially and of record directly, 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Whitton is a 34% owner, and options to purchase 240,000 shares of common stock which Mr. Whitton currently has or will have within 60 days the right to acquire pursuant to stock options.

(5)Consists of 23,952,188 shares of Common Stock owned beneficially and of record directly, 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Dixon is 33% owner.

(6)Mentone Ltd. Is owned by Peter Whitton, Geoffrey Dixon, and Karl E. Watkin. Each of the foregoing is deemed the beneficial owner of shares of Common Stock owned by Mentone, Ltd.

Security Ownership of Management

	Common Stock
Name and Address of Beneficial Owner	Shares	Percent of Class *

Teddy Scott (1) 805 Lake Street, Unit 183 Oakpark, IL 60301	858,085	0.28%

Mitch Kahn (2) 4740 S. Ocean Blvd., #801 Highland Beach, FL 33487	1,973,312	0.65%

Peter Whitton (3) 3 Coplow Crescent Syston, Leicester, England LE7 2JE	30,183,562	10.01%

Aristotle Popolizio (4) 206 Passaic Avenue Roseland, NJ 07068	2,766,882	0.92%

Juan Carlo Garcia La Sienra Garci (5) 3 Shanewood Court The Woodlands, TX 77382	440,000	0.15%

Kimberly Tanami (6) 884-886 Noxon Road Poughkeepsie, NY 12603	140,000	0.05%

All executive officers and directors as a group (six persons)	36,361,841	11.92%

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

(1)Consists of 858,085 shares of common stock which Mr. Scott currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Consists of 1,833,312 shares of common stock which Badger Real Estate Advisors LLC (a company owned and controlled by Mr. Kahn) currently has or will have within 60 days the right to acquire pursuant to stock options, and 140,000 shares of common stock which Mr. Kahn, currently has or will have within 60 days the right to acquire pursuant to a separate stock option.

(3)Consists of 23,943,562 shares of Common Stock owned beneficially and of record directly, 6,000,000 shares of Common Stock owned by Mentone Ltd., of which Mr. Whitton is a 34% owner, and 240,000 shares of common stock which Mr. Whitton currently has or will have within 60 days the right to acquire pursuant to stock options.

(4)Consists of 2,626,882 shares of Common Stock owned beneficially and of record directly, and 140,000 shares of common stock which Mr. Popolizio currently has or will have within 60 days the right to acquire pursuant to stock options.

(5)Consists of 440,000 shares of common stock which Mr. Garcia currently has or will have within 60 days the right to acquire pursuant to stock options.

(6)Consists of 140,000 shares of common stock which Ms. Tanami currently has or will have within 60 days the right to acquire pursuant to stock options.

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

•Dr. Peter Whitton, a former director, is the inventor of the licensed technology that is the subject of the Integrated License Agreement set forth above. As a result of his direct ownership of shares of common stock, his ownership in Mentone Ltd., Dr. Whitton’s collective ownership of our stock represents 9.97% of the voting power of the Corporation on all matters submitted to the stockholders for consideration.

•Geoffrey Dixon is a 33% owner of Mentone Ltd. As a result of his direct ownership of shares of common stock, his ownership in Mentone Ltd., and Mentone’s ownership of Cell Science, Mr. Dixon’s collective ownership of our stock represents 9.94% of the voting power of the Corporation on all matters submitted to the stockholders for consideration.

•Karl E. Watkin, a current director, is a 33% owner of Mentone Ltd. As a result of his ownership of shares of common stock through his company Menelaus Holding FZ LLC, his ownership in Mentone Ltd., and Mentone’s ownership of Cell Science, Mr. Watkin’s collective ownership of our stock represents approximately 10.04% of the voting power of the Corporation on all matters submitted to the stockholders for consideration.  Further, Mr. Watkin is the owner, sole director and controls PhytoCyte who is a party to the Binding Heads of Agreement.

•John R. Munoz is the beneficial owner of approximately 9,249,161 shares of our outstanding common stock. Mr. Munoz is also the owner of OZ Company. As a result of OZ Company’s ownership in Cell Science, Mr. Munoz has an indirect interest in the licensor, Cell Science. Mr. Munoz and OZ Company provide financial, strategic and advisory services to the Company.

•OZ Company is owned and controlled by John R. Munoz. As a result of OZ Company’s ownership in Cell Science, OZ Company has a direct interest in the licensor, Cell Science. Additionally, OZ Company has and continues to provide working capital debt financing to the Company. The OZ Company provides financial, strategic and advisory services to the Company.

•PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") is owned and controlled by Karl E. Watkin, a current director.

•Efstathios Galazis, a former officer and director is the son of Konstantia (Nadia) Galazi a current director, President, CEO, Secretary and CFO of the Company.

•Konstantia (Nadia) Galazi, a current director, President, CEO, Secretary and CFO of the Company, is the mother of former director Efstathios Galazis.

•Badger Real Estate Advisors, LLC, an Illinois limited liability company is owned and controlled by Mitch Kahn, a former director.

•Aristotle Popolizio, a former director, and the former vice president and secretary, also serves as head of investment relations at the Inter-M Trading Group of Companies, and is the son of Demetri Michalakis, the Chairman of Inter-M Trading Group of Companies.

•Juan Carlos Garcia La Sienra Garcia a former a director, and our former Chief Financial Officer, was  the former president of Woodbrook Group Holdings, Inc., one of the Inter-M Traders Group of Companies.

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

OZ Company’s Loans and Advances to Us

OZ Company has loaned monies to us and has advanced to us or paid on our behalf certain expenses associated with our operations. Such loans or advances are evidenced by a Promissory Note dated August 1, 2019 (the “2019 OZ Note”). As of July 31, 2024, the outstanding principal balance and accrued interest owing under the 2019 OZ Note was $3,780,872 and $563,222, respectively. The principal amount of the 2019 OZ Note will be increased by the amount of any additional advances of funds made by OZ Company to us, from time to time. This 2019 OZ Note, originally due on December 31, 2020, which by successive amendments the note is now due December 31, 2027. The note provides that OZ Company may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of our common stock at a conversion price equal to 80% of the average closing price of our common stock for the 90 trading days before the conversion date, rounded up to the nearest whole share.

Additionally, under a separate Promissory Note dated June 23, 2022 (the “2022 OZ Note”), OZ Company loaned us the principal amount of $150,000 for insurance related expenses. Under the terms of the 2022 OZ Note simple interest will accrue at rate of 7% per annum until paid in full. All unpaid principal and unpaid accrued interest was due and payable on December 15, 2024, and this promissory note is now in default.

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of OZ Company, a California corporation (“OZ Company”), evidencing OZ Company’s loan to or advances on behalf of Bakhu in the principal amount of $64,691.50, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, OZ Company will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 OZ Working Capital Note is convertible at the option of OZ Company at any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. OZ Company is owned and controlled by John R. Munoz.

PhytoCyte Loans and Advances to Us

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") evidencing PhytopCyte’s loan to or advances on behalf of Bakhu in the principal amount of $78,924.72, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, PhytoCyte will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 PhytoCyte Working Capital Note is convertible at the option of PhytoCyte any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. PhytoCyte is owned and controlled by Karl E. Watkin, a current director.

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

Office Cost Sharing Agreement

On September 22, 2020, we and OZ Company, our controlling stockholder, entered into an Office Cost Sharing Agreement under which we agreed to share the office costs and expenses associated with the office space, equipment, telephone and internet service, utilities, answer services and support staff provided by OZ Company for a fixed amount of $34,000 per month. We use these facilities as our principal offices, for our accounting staff, and for Bus Dev Centre, Inc. and its principal, Donald Clark, who provides advisory and consulting services in furtherance of, among other things, our anticipated commercialization efforts. During the year ended July 31, 2021, we had not paid any of the fees due to OZ Company under the Office Sharing Agreement and as of July 31, 2024 there is $1,409,000 owing under the Office Sharing Agreement.

April 7, 2026 Binding Heads of Agreement

On April 7, 2026, the Company entered into a Binding Heads of Agreement with PhytoCyte, under which the parties agreed to certain funding and other commitments, interim corporate governance and undertakings to bring the Company into good standing, and the subsequent change of control of the Company.

Pursuant to the Binding Heads of Agreement, the parties agree to, including without limitation:

•PhytoCyte has agreed to provide or procure funding in the amount of up to $250,000 to be paid either to a Bakhu escrow account, or directly to its creditors, on behalf of Bakhu.

•That more detailed documents may be entered into, consistent with the Binding Heads of Agreement, including a definitive promissory note, escrow agreement, shareholders' agreement, board resolutions and stockholder consents.

•The condition precedent that Demetri Michalakis, his family members or their nominees or any officer of Inter-M make no attempt to interfere with the company in anyway and that no other material issues arise, following signature of this agreement, any breach of which PhytoCyte reserved the absolute right to withdraw from all terms of the Binding Heads of Agreement.

•Any amount advanced directly by PhytoCyte shall be evidenced shall be an interest-free and convertible promissory note (the “PhytoCyte Note”), which proceeds would be used for expenses required to restore the Company to full regulatory compliance and good standing.

•That Konstantia (Nadia) Galazi is presently acting as the Company's sole director for the purpose of preserving the Company's records, compliance standing and business affairs pending the compliance restoration milestone.

•Karl E. Watkin shall be appointed to the board of the Company.

•From the date of execution of the Binding Heads of Agreement and until conversion or repayment of the promissory note to PhytoCyte, the board of the Company shall initially be comprised of Konstantia (Nadia) Galazi and Karl E. Watkin, pending any later expansion to be agreed by and between the Company and PhytoCyte.

•That and until conversion or repayment of the promissory note to PhytoCyte, the Company shall not, without the prior written consent of PhytoCyte:

(a)amend its Articles of Incorporation;

(b)By-Laws;

(c)increase or decrease the authorized number of directors;

(d)appoint any additional director or remove any director, save as expressly contemplated by this Agreement;

(e)appoint or remove any officer, save where strictly necessary for compliance purposes and duly recorded in the minute book;

(f)issue, allot or grant any share, option, warrant, convertible security or other right to acquire voting equity; (f) incur any borrowing, grant any security interest, or compromise any material claim outside the ordinary course of implementing the Compliance Restoration Milestone;

(g)open, close or materially alter any bank account or signatory mandate other than in accordance with board resolutions adopted under this Agreement; or

(h)apply any monies advanced under the Note other than in accordance with the terms of the Binding Heads of Agreement.

Pursuant to the Binding Heads of Agreement, the Compliance Restoration Milestone shall be satisfied when: (a) the overdue SEC filings described have been prepared and filed, or otherwise validly satisfied in a manner that restores the Company's reporting position; (b) the liabilities and expenses necessary to restore the Company to active and good standing, including any other fees, taxes, filing charges or compliance costs essential to that outcome, have been paid, settled, compromised or irrevocably provided for; the corporate actions required by this Agreement and schedules have been completed; and (d) documentary evidence of the matters referred to above has been placed with the Company's records and furnished to the Parties.

Pursuant to the Binding Heads of Agreement, on the first Business Day following satisfaction of the Compliance Restoration Milestone, the amounts paid by PhytoCyte shall automatically convert and the Company shall issue and register such number of voting common shares as shall result in PhytoCyte holding seventy percent (70%) of the issued and outstanding voting common stock of the Company on a fully diluted basis immediately after conversion.  As a result of such conversion, the existing shareholders of the Company shall be diluted so that their collective ownership immediately after conversion is thirty percent (30%) of the then issued and outstanding voting common stock of the Company on a fully diluted basis.

May 28, 2026 Termination of Rights under Convertible Note Term Sheet

On May 28, 2026, the Company terminated any rights of JR Munoz, the OZ Company, Inter-M Traders FZ LLC and/or Cell Science Holding Ltd., pursuant to the Convertible Note Term Sheet, as amended, to designate, appoint, or remove any directors and/or officers of the Company, to choose, reject or veto any candidate to the board or as an officer of the Company, or in any way interfere with the corporate governance of the Company and the board.

OZ Company Additional Loans and Advances to Us

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of OZ Company, a California corporation (“OZ Company”), evidencing OZ Company’s loan to or advances on behalf of Bakhu in the principal amount of $64,691.50, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, OZ Company will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 OZ Working Capital Note is convertible at the option of OZ Company at any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. OZ Company is owned and controlled by John R. Munoz.

PhytoCyte Loans and Advances to Us

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") evidencing PhytopCyte’s loan to or advances on behalf of Bakhu in the principal amount of $78,924.72, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, PhytoCyte will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 PhytoCyte Working Capital Note is convertible at the option of PhytoCyte any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. PhytoCyte is owned and controlled by Karl E. Watkin, a current director.

____________________

The foregoing transactions described in this section between us, on the one hand, and the other persons or entities set forth above, on the other hand, were not the result of arm’s-length negotiations.

The foregoing summary of the terms of the various agreements described is not complete, does not contain all information that is of interest to the reader, and is qualified in its entirety by reference to the full text of each such agreement, which is included or incorporated by reference as an exhibit to this Annual Report.

Except as set forth above, we have not been a party to any transactions with persons who were, at the time of the transaction, an executive officer, director, principal stockholder, or other affiliate of our company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 23, 2026, our Board of Directors approved the engagement of Qi CPA LLC, as our registered public accounting firm, effective immediately, including to report on our financial statements for the years ending July 31, 2024.

Audit Fees

For our fiscal year ended July 31, 2024, we were billed approximately $20,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended July 31, 2023, we were billed approximately $58,865 for professional services rendered for the audit and review of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended July 31, 2024 and 2023, we did not incur any audit-related fees.

Tax Fees

We did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning services for the fiscal years ended July 31, 2024 and 2023.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2024 and 2023.

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

10.10	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.11	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.12	Bakhu 2020 Long-Term Incentive Plan (6)
10.13	Audit Committee Charter (6)
10.14	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021(7)
10.15	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.16	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.17	First Amendment to Amended and Restated License Agreement dated February 12, 2021(12)
10.18	Second Amendment to Amended and Restated License Agreement dated July 12, 2021(8)
10.19	Consulting Agreement with Damian Solomon dated July 28, 2021(9)
10.20	Consulting Agreement with Sean Akhavan dated July 28, 2021(9)
10.21	First Amendment to Consulting Agreement and Warrants dated September 12, 2021(10)
10.22	Executive Employment Agreement with Teddy Scott dated September 16, 2021(11)
10.23	Third Amendment to Integrated License Agreement dated January 31, 2022(13)
10.24	Employment Agreement dated February 11, 2022(14)
10.25	Consulting Agreement dated February 11, 2022(14)
10.26	Second Amendment to BDC Consulting Agreement dated July 14, 2022(15)
10.27	Promissory Note dated June 23, 2022(15)
10.28	Form of Director Agreement(16)
10.29	Form of Confidentiality and Nondisclosure Agreement(16)
10.30	Form of Indemnification Agreement(16)
10.31	April 17, 2026 Binding Heads of Agreement (17)
14.01	Code of Ethics (6)
21	Subsidiaries (5)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (18)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (18)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
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

(17)  Previously filed on Form 8-K on June 30, 2026

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

BAKHU HOLDINGS, CORP.

Dated: July 20, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi
Its: President, CEO and Principal Executive Officer

Dated: July 20, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi Its: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 20, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi, Director

Dated: July 20, 2026	/s/ Karl E. Watkin
By: Karl E. Watkin, Director

BAKHU HOLDINGS, CORP.

FINANCIAL STATEMENTS

July 31, 2024 and 2023

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Bakhu Holdings, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bakhu Holdings, Corp.  (the “Company”) as of July 31, 2024 and the related statements of operations, stockholders’ deficiency, and cash flows for the year ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bakhu Holdings, Corp. as of July 31, 2024 and the results of its operations and cash flows for flows for the year ended July 31, 2024 in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

Valley Stream, New York

July 20, 2026

We have served as the Company’s auditor since 2026.

PCAOB ID: 6631

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheet

ASSETS
	July 31,	July 31,
	2024	2023

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$25,461	$3,101

Total Current Assets	25,461	3,101

OTHER ASSETS

Fixed assets, net of accumulated depreciation of $-0- and $200,507, respectively	-	467,850

Total Other Assets	-	467,850

TOTAL ASSETS	$25,461	$470,951

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,796,034	$2,639,281
Accrued interest	640,430	412,813
Settlement liability due to leasing company	260,000	-
Notes payable - related parties current portion	150,000	6,744,672

Total Current Liabilities	2,846,464	9,796,766

NON-CURRENT LIABILITIES

Notes payable – related parties	7,515,355	-
Notes payable – third parties	675,192	-

Total Non-Current Liabilities	8,190,547	-

TOTAL LIABILITIES	11,037,011	9,796,766

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 4 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	39,598,304	37,852,370
Accumulated deficit	(50,911,157)	(47,479,488)

Total Stockholders' Equity (Deficit)	(11,011,550)	(9,325,815)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,461	$470,951

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

	For the Year Ended
	July 31,
	2024	2023

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $1,745,934 and $8,107,162, respectively)	1,830,827	8,441,838
Professional fees	318,070	487,704
Depreciation of fixed assets	133,672	133,672
Other operating expenses	794,047	982,598

Total Operating Expenses	3,076,615	10,045,812

LOSS FROM OPERATIONS	(3,076,615)	(10,045,812)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	323,078	-
Loss on disposal of fixed assets	(334,179)	-
Loss on sale of equipment	-	(65,748)
Interest expense	(343,953)	(193,894)

Total Other Income (Expenses)	(355,054)	(259,642)

LOSS BEFORE INCOME TAXES	(3,431,669)	(10,305,454)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(3,431,669)	$(10,305,454)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,296,736

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

For the Period July 31, 2022 through July 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2022	4	$-	301,302,983	$301,283	$29,715,228	$(37,174,034)	$(7,157,523)

Vesting of stock options and warrants	-	-	-	-	8,107,162	-	8,107,162

Stock issued for cash	-	-	20,000	20	29,980	-	30,000

Net loss for the year ended
July 31, 2023	-	-	-	-	-	(10,305,454)	(10,305,454)

Balance, July 31, 2023	4	-	301,302,983	301,303	37,852,370	(47,479,488)	(9,325,815)

Vesting of stock options and warrants	-	-	-	-	1,745,934	-	1,745,934

Cancellation of Preferred Stock	(4)	-	-	-	-	-	-

Net loss for the year ended
July 31, 2024	-	-	-	-	-	(3,431,669)	(3,431,669)

Balance, July 31, 2024	-	$-	301,302,983	$301,303	$39,598,304	$(50,911,157)	$(11,011,550)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

	For the Year Ended
	July 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,431,669)	$(10,305,454)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,745,934	8,107,162
Gain on settlement of debt	(323,078)	-
Loss on disposal of fixed assets	334,179	-
Loss on sale of equipment	-	65,748
Depreciation of fixed assets	133,672	133,672
Compound interest added to notes principal	75,731	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(520,169)	1,373,312
Accrued interest	266,560	193,894
Settlement liability due to leasing company	260,000	-

Net Cash Used in Operating Activities	(1,458,840)	(431,666)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment	-	21,375

Net Cash Provided by Investing Activities	-	21,375

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	30,000
Proceeds from notes payable – third parties	625,000	-
Payments on notes payable - related parties	-	(2,883)
Proceeds from notes payable - related parties	856,200	373,824

Net Cash Provided by Financing Activities	1,481,200	400,941

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,360	(9,350)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,101	12,451

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,461	$3,101

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

July 31, 2024 and 2023

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through July 31, 2024, the Company has accumulated losses of $50,911,157.

On December 20, 2018, the Company acquired a license from Cell Science Holding Ltd. (“Cell Science”) in exchange for 210,000,000 shares of Company common stock.  The license provides for the Company’s exclusive right in North America and Central America to use certain patents and intellectual property for the production of cannabinoids for medical, food additive, and recreational uses.

On August 9, 2019, the Company formed Cell Science CBD International, Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of July 31, 2024. When used herein, the “Company” includes this consolidated subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $50,911,157 as of July 31, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognized stock-based compensation of $1,745,934 and $8,107,162 (which is included in consulting fees on the Statements of Operations) for the years ended July 31, 2024 and 2023, respectively.  As of July 31, 2024, there was $2,603,902 of total unrecognized stock-based compensation that is expected to be recognized over the remaining vesting period of the options (which ends on February 11, 2026).

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

NOTE 3 – FIXED ASSETS

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company acquired all related

NOTE 3 – FIXED ASSETS (continued)

equipment, improvements, supplies, and related tangible and intangible assets.  The Company determined that the lab equipment acquired had a cost basis of $765,160.  These costs were depreciated using the straight-line method over their estimated economic lives which is estimated to be 5 years.

In December 2023 we reached a settlement agreement to restructure the indebtedness owed to VO Leasing Corp., our landlord, and holder of necessary cannabis cultivation and manufacturing licenses in CA. During the year ended July 31, 2024, we defaulted under the terms of the settlement agreement and abandoned the laboratory facility and VO leasing has since disposed of all equipment, machinery and supplies which secured the obligations under the settlement agreement.  The Company has recorded a loss on the disposal of fixed assets in the amount of $334,179 which was the net book value of the equipment.

Fixed Assets consisted of the following:

	July 31, 2024	July 31, 2023
Laboratory equipment and components – at cost	$668,358	$668,357
Accumulated depreciation	(334,179)	(200,507)
Loss on disposal of fixed assets	(334,179)	-
Fixed assets – net	$-	$467,850

NOTE 4 - NOTES PAYABLE

Notes payable – related parties consist of:

	July 31, 2024	July 31, 2023
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due December 31, 2027	$3,170,000	$3,500,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due December 31, 2027	3,780,872	3,094,672
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Convertible Senior Secured Promissory Note payable to OZ Company, interest at 13%, due February 26, 2028	564,483	-

Total notes payable – related parties	7,665,355	6,744,672

Current portion of notes payable – related parties	(150,000)	(6,744,672)

Non-current portion of notes payable – related parties	$7,515,355	$-

Notes payable – third parties consist of:

	July 31, 2024	July 31, 2023
Convertible Senior Secured Promissory Notes payable to third parties, interest at 13%, due February 26, 2028	$675,192	$-

Total notes payable – third parties	$675,192	$-

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,170,000 and $38,204, respectively, as of July 31, 2024.

NOTE 4 - NOTES PAYABLE (continued)

The Convertible note payable to The OZ Corporation dated August 1, 2019 arose from a promissory note in favor of The OZ Corporation to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter.

Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019 which by successive amendments the due date was extended to December 31, 2027.  The principal amount of the promissory note has been increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety (90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,780,872 and $563,222, respectively, as of July 31, 2024.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $22,122, respectively, as of July 31, 2024.

The Convertible Senior Secured Promissory Notes payable to OZ Company (related party) and six third parties at July 31, 2024 were sold by the Company from August 8, 2023 to February 29, 2024.  These notes accrue interest at the rate of 13% per annum which is compounded quarterly with the compounded quarterly interest being added to the outstanding principal balance of the note on the last day of each fiscal quarter of the Company.  The principal and related accrued interest are convertible at the option of the holder into shares of Company common stock at a conversion price of $0.50 per share.  These notes are secured by a first priority lien on all assets of the Company.  The principal balance and accrued interest due on the Convertible Senior Secured Promissory Notes totaled $1,239,675 and $0, respectively as of July 31, 2024.

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

The following table summarizes the stock option award activity under the 2020 Plan during the year ended July 31, 2024:

Number of options
Outstanding at July 31, 2023	10,943,075
Granted	1,440,000
Exercised	-
Forfeited	(2,340,000)
Expired	(1,164,990)
Outstanding at July 31, 2024	8,878,085

The following table summarizes the warrants activity during the nine months ended July 31, 2024:

Number of Warrants
Outstanding at July 31, 2023	750,000
Granted (13% Noteholder Warrants)	2,250,000
Exercised	-
Expired	-
Outstanding at July 31, 2024	3,000,000

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

The remaining 8,878,085 stock options outstanding at July 31, 2024 are as follows:

Date of Grant	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
September 22, 2020	200,000	200,000	$5.10	September 22, 2027
July 27, 2021	200,000	200,000	$4.20	July 27, 2028
September 16, 2021	718,085	718,085	$4.50	September 16, 2031
December 3, 2021	140,000	140,000	$3.00	December 3, 2028
December 6, 2021	140,000	140,000	$3.40	December 6, 2028
December 7, 2021	400,000	400,000	$3.40	December 7, 2028
January 5, 2022	700,000	700,000	$2.60	January 5, 2029
February 11, 2022	624,990	624,990	$3.00	February 11, 2029
February 11, 2022	3,500,000	1,624,982	$3.00	February 11, 2029
April 18, 2022	1,300,000	1,300,000	$3.30	April 18, 2029
July 29, 2022	320,000	320,000	$1.50	July 29, 2029
February 27, 2024	1,440,000	240,000	$1.00	February 28, 2031
Totals	8,878,085	6,608,057

The remaining 750,000 warrants outstanding and exercisable at April 30, 2024 were granted September 11, 2021, have an exercise price of $3.00 per share, and expire June 7, 2028.

NOTE 6 - INCOME TAXES

As of July 31, 2024, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the years ended July 31, 2024 and 2023, the space sharing fees were $408,000 and $408,000, respectively.  As of July 31, 2024, accounts payable and accrued liabilities included $1,409,000 due to The OZ Corporation for unpaid space sharing fees.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

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

The lease on the California laboratory space located in Sherman Oaks, California, as amended March 12, 2020 and assumed by the Company on January 31, 2022, provided for a monthly space sharing fee of $10,000 and had a term of thirty-six (36) months from March 12, 2020 to March 12, 2023 with an option to extend for an additional period not to exceed three (3) months.  In addition, the agreement provided for a monthly cannabis activities fee equal to the greater of (i) $11,640 or (ii) ten percent (10%) of the gross sales of the products, if any, manufactured through lessee’s operations.  From March 12, 2023 through August 2023, the agreement continued on a month-to-month basis.  For the years ended July 31, 2024 and 2023, the space sharing fees were $10,000 and $120,000, respectively, and the cannabis activities fees were $11,640 and $139,680, respectively.

In 2023 a minority stockholder of Mentone has advised us of his claim that he was unlawfully removed from the board of directors of Mentone and that it was unauthorized to enter into certain agreements with Cell Science that led to its license of the subject cell replication technology to us.  The Mentone minority stockholder has threatened litigation seeking equitable remedies and money damages against Mentone and its other stockholders. In 2023 we received by commercial courier a copy of a purported complaint for a lawsuit filed in Cyprus by the minority stockholder of Mentone, purportedly on behalf of Mentone, which names the Company, one of our prior directors and vice president, and one of our former directors and executive officers, as defendants in said complaint.  We were subsequently advised verbally that the complaint had been or was dismissed as to our company and our former officers and directors named in the complaint but have not received any written confirmation of such dismissal.  This action by Mentone is further in contravention of and violates the terms of the Agreement, Assignment Waiver and Estoppel (the “Estoppel Agreement”) entered into by Mentone with Cell Science, the Licensor, our company, and others on September 22, 2020, that provides us with the potential remedy to seek cancellation of any of our shares received by Mentone and its owners. We believe the complaint is without merit, and if necessary, we intend to challenge its claimed jurisdiction over us, defend ourselves vigorously on the merits, assert all defenses and counterclaims, assert cross-claims against other parties to the Estoppel Agreement, and seek remedies provided under the Estoppel Agreement against all other parties to that agreement as warranted.

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

On July 7, 2026, we receive an email from legal counsel for Cell Science Holding Ltd. (“Cell Science”) and Inter-M Traders FZ LLE, forwarding an email alleged to have been sent to Bakhu and certain related parties on June 8, 2026.  Said purported June 8, 2026 email is stated to be a Formal Notice of Breach, Misrepresentation, Demand for Preservation of Evidence, and Reservation of Rights. In said June 8, 2026 notice, Cell Science as owner of the intellectual property and Licensor under the Integrated License Agreement make various claims against Bakhu and Peter Whitton, the inventor of the licensed technology, including without limitation that Bakhu failed in the development, validation, commercialization, operational implementation, and proof of concept of the licensed technology within Bakhu’s operations and intended commercial markets; that Peter Whitton and/or unnamed related parties failed to provide adequate manuals, validation documentation, technical support materials, scientific substantiation, and sufficient operational proof necessary for independent verification and validation of the technology in the manner contemplated under the Integrated License Agreement; that Cell Science disputes the sufficiency, reliability, completeness, and commercial significance of such purported validation and efficacy demonstrations; that Cell Science further disputes whether the technology was independently validated, commercially substantiated, or operationally proven to the extent represented to investors, shareholders, directors, counterparties, or third parties; that Mr. Whitton and/or other unnamed related parties misrepresented to Bakhu shareholders, investors, directors, and third parties that the technology had been validated, proven effective, commercially viable, and operationally confirmed. Based upon information presently available to Cell Science, such representations may have been inaccurate, incomplete, misleading, unsupported, or made without adequate scientific, technical, or operational substantiation.

The claims by Cell Science and/or Inter-M Traders FZ, LLC are in contravention of and violates the terms of the Agreement, Assignment Waiver and Estoppel (the “Estoppel Agreement”) entered into by Cell Science, Bakhu and others, on September 22, 2020 that provides us with the potential remedy to seek cancellation of any of our shares received by Cell Science and its owners, and assigns. We believe the claims are without merit, and if necessary, we intend to defend against any complaint vigorously on the merits, assert all defenses and counterclaims, assert cross-claims against other parties to the Estoppel Agreement, and seek remedies provided under the Estoppel Agreement against all other parties to that agreement as warranted.

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

On December 7, 2023, we reached an agreement with VO Leasing Corp., our laboratory space landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, any time before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.  Based on the agreement, the Company recorded a gain on the settlement of debt in the amount of $323,078 in the three months ended January 31, 2024.  As of July 31, 2024, the Company has not paid any of the $260,000 balance and accrued interest of $16,882 due VO Leasing Corp.

NOTE 9 – SUBSEQUENT EVENTS

March 18, 2026 Indemnification, Hold Harmless and Advancement Letter Agreement

On March 18, 2026, following the resignation of Efstathios Galazi, as the then sole officer and director of the Company and appointment of Konstantia Galazi as the sole director and officer of the Company, the Company entered into an Indemnification, Hold Harmless and Advancement Letter Agreement, whereby the Company agreed to indemnify, hold harmless and defend Efstathios Galazi against any and all losses, liabilities, damages, claims, demands, actions, suits, proceedings, judgments, fines, penalties, settlements, costs and expenses (including, without limitation, reasonable attorneys' fees, expert fees, investigation costs and disbursements) incurred by reason of the fact that the Efstathios Galazi is or was a director, officer, agent, adviser, authorized signatory or representative of the Company, or served at the request of the Company in any such capacity for another entity or enterprise.

April 7, 2026 Binding Heads of Agreement

On April 7, 2026, the Company entered into a Binding Heads of Agreement with PhytoCyte Pty Ltd.,  under which the parties agreed to certain funding and other commitments, interim corporate governance and undertakings to bring the Company into good standing, and the subsequent change of control of the Company. Pursuant to the Binding Heads of Agreement PhytoCyte has agreed to provide or procure funding in the amount of up to $250,000 to be paid either to a Bakhu escrow account, or directly to its creditors, on behalf of Bakhu and any amount advanced directly by PhytoCyte shall be evidenced shall be an interest-free and convertible promissory note (the “PhytoCyte Note”), which proceeds would be used for expenses required to restore the Company to full regulatory compliance and good standing.  Further, Pursuant to the Binding Heads of Agreement, the Compliance Restoration Milestone shall be satisfied when: (a) the overdue SEC filings have been prepared and filed, or otherwise validly satisfied in a manner that restores the Company's reporting position; (b) the liabilities and expenses necessary to restore the Company to active and good standing, including any other fees, taxes, filing charges or compliance costs essential to that outcome, have been paid, settled, compromised or irrevocably provided for; the corporate actions required by this Agreement and schedules have been completed; and (d) documentary evidence of the matters referred to above has been placed with the Company's records and furnished to the Parties. The Binding Heads of Agreement, provides that on the first Business Day following satisfaction of the Compliance Restoration Milestone, the amounts paid by PhytoCyte shall automatically convert and the Company shall issue and register such number of voting common shares as shall result in PhytoCyte holding seventy percent (70%) of the issued and outstanding voting common stock of the Company on a fully diluted basis immediately after conversion.  As a result of such conversion, the existing shareholders of the Company shall be diluted so that their collective ownership immediately after conversion is thirty percent (30%) of the then issued and outstanding voting common stock of the Company on a fully diluted basis.

As of the date of the filing of this Annual Report the promissory note to be entered into between the Company and PhytoCyte has not been executed.

May 28, 2026 Termination of Convertible Note Term Sheet and Amendments

On May 28, 2026, the Company terminated any rights of  JR Munoz, the OZ Company, Inter-M Traders FZ LLC and/or Cell Science Holding Ltd., pursuant to the Convertible Note Term Sheet dated July 20, 2023, the First Amendment to Term Sheet dated August 17, 2023, the Second Amendment to Term Sheet dated September 13, 2023 and the Third Amendment to Term Sheet dated February 14, 2024, to designate, appoint, or remove any directors and/or officers of the Corporation, to choose, reject or veto any candidate to the board or as an officer of the Corporation, or in any way interfere with the corporate governance of the Corporation and the board.

NOTE 9 – SUBSEQUENT EVENTS (continued)

July 14, 2025 Convertible Promissory Notes with OZ Company and PhytoCyte

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of OZ Company, a California corporation (“OZ Company”), evidencing OZ Company’s loan to or advances on behalf of Bakhu in the principal amount of $64,691.50, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, OZ Company will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 OZ Working Capital Note is convertible at the option of OZ Company at any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. OZ Company is owned and controlled by John R. Munoz.

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") evidencing PhytopCyte’s loan to or advances on behalf of Bakhu in the principal amount of $78,924.72, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, PhytoCyte will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 PhytoCyte Working Capital Note is convertible at the option of PhytoCyte any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. PhytoCyte is owned and controlled by Karl E. Watkin, a current director.