Form 10-Q
period 2024-10-31
Bakhu Holdings, Corp.
filed 2026-09-14
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2024

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
N/A

As of August 12, 2026, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheet

	October 31,	July 31,
	2024	2024
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,035	$25,461

Total Current Assets	14,035	25,461

TOTAL ASSETS	$14,035	$25,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,955,373	$1,796,034
Accrued interest	707,673	640,430
Settlement liability due to leasing company	260,000	260,000
Notes payable - related parties current portion	150,000	150,000

Total Current Liabilities	3,073,046	2,846,464

NON-CURRENT LIABILITIES

Notes payable – related parties	7,537,627	7,515,355
Notes payable – third parties	697,316	675,192

Total Non-Current Liabilities	8,234,943	8,190,547

TOTAL LIABILITIES	11,307,989	11,037,011

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	40,087,287	39,598,304
Accumulated deficit	(51,682,544)	(50,911,157)

Total Stockholders' Equity (Deficit)	(11,293,954)	(11,011,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,035	$25,461

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	October 31,
	2024	2023

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $488,983 and $626,975, respectively)	488,983	692,606
Professional fees	24,433	192,326
Depreciation of fixed assets	-	33,418
Other operating expenses	150,024	149,017

Total Operating Expenses	663,440	1,067,367

LOSS FROM OPERATIONS	(663,440)	(1,067,367)

OTHER INCOME (EXPENSES)

Interest expense	(107,947)	(64,111)

Total Other Income (Expenses)	(107,947)	(64,111)

LOSS BEFORE INCOME TAXES	(771,387)	(1,131,478)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(771,387)	$(1,131,478)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,302,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	October 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(771,387)	$(1,131,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	488,983	626,974
Depreciation of fixed assets	-	33,418
Compound interest added to notes principal	40,621	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	159,339	17,837
Accrued interest	67,243	64,111

Net Cash Used in Operating Activities	(15,201)	(389,138)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – third parties	-	30,000
Proceeds from notes payable - related parties	3,775	509,300

Net Cash Provided by Financing Activities	3,775	539,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,426)	150,162

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,461	3,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,035	$153,263

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Three Months Ended October 31, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2024	-	$-	301,302,983	$301,303	$39,598,304	$(50,911,157)	$(11,011,550)

Vesting of stock options and warrants	-	-	-	-	488,983	-	488,983

Net loss for the three months ended
October 31, 2024	-	-	-	-	-	(771,387)	(771,387)

Balance, October 31, 2024	-	$-	301,302,983	$301,303	$40,087,287	$(51,682,544)	$(11,293,954)

	Three Months Ended October 31, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2023	4	$-	301,302,983	$301,303	$37,852,370	$(47,479,488)	$(9,325,815)

Vesting of stock options and warrants	-	-	-	-	626,975	-	626,975

Cancellation of Preferred Stock	(4)	-	-	-	-	-	-

Net loss for the three months ended
October 31, 2023	-	-	-	-	-	(1,131,478)	(1,131,478)

Balance, October 31, 2023	-	$-	301,302,983	$301,303	$38,479,345	$(48,610,966)	$(9,830,318)

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through October 31, 2024, the Company has accumulated losses of $51,682,544.

On December 20, 2018, the Company acquired a license from Cell Science Holding Ltd. (“Cell Science”) in exchange for 210,000,000 shares of Company common stock.  The license provides for the Company’s exclusive right in to use certain patents and intellectual property for the production of cannabinoids for medical, food additive, and recreational uses, in all countries in the continent of North American, defined as the United States of America, Canada, Mexico, all countries in the Caribbean Sea and all countries north of the Panama/Columbia boarder (including the entire nation of Panama).

On August 9, 2019, the Company formed CBD Biotech Inc., a California corporation as a wholly owned subsidiary to commercialize use of the licensed technology to produce and manufacture cannabis and their byproducts that have measurable tetrahydrocannabinol (THC) concentration potency less than 3% on a dry weight basis. This subsidiary had no active operations as of October 31, 2024. When used herein, the “Company” includes this consolidated subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $51,682,544 as of October 31, 2024 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value based on the maturity of these instruments.

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

October 31, 2024

(Unaudited)

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

October 31, 2024

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $488,983 and $626,975 (which is included in consulting fees on the Statements of Operations) for the three months ended October 31, 2024 and October 31, 2023, respectively. As of October 31, 2024, there was $2,114,919 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options (which ends on February 11, 2026).

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 3 – FIXED ASSETS (continued)

In December 2023 we reached a settlement agreement to restructure the indebtedness owed to VO Leasing Corp., our landlord, and holder of necessary cannabis cultivation and manufacturing licenses in CA. During the year ended July 31, 2024, we defaulted under the terms of the settlement agreement and abandoned the laboratory facility and VO leasing has since disposed of all equipment, machinery and supplies which secured the obligations under the settlement agreement.  During the year ended July 31, 2024, the Company recorded a loss on the disposal of fixed assets in the amount of $334,179 which was the net book value of the equipment.

NOTE 4 - NOTES PAYABLE

Notes payable – related parties consist of:

	October 31, 2024	July 31, 2024
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due December 31, 2027	$3,170,000	$3,170,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due December 31, 2027	3,784,647	3,780,872
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Convertible Senior Secured Promissory Note payable to OZ Company, interest at 13%, due February 26, 2028	582,980	564,483

Total notes payable – related parties	7,687,627	7,665,355

Current portion of notes payable – related parties	(150,000)	(150,000)

Non-current portion of notes payable – related parties	$7,537,627	$7,515,355

Notes payable – third parties consist of:

	October 31, 2024	July 31, 2024
Convertible Senior Secured Promissory Notes payable to third parties, interest at 13%, due February 26, 2028	$697,316	$675,192

Total notes payable – third parties	$697,316	$675,192

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,170,000 and $41,719, respectively, as of October 31, 2024.

The Convertible note payable to The OZ Corporation dated August 1, 2019 arose from a promissory note in favor of The OZ Corporation to evidence monies loaned to the Company from December 26, 2018 through July 31, 2019 in the amount of $147,513, and to evidence any additional amounts that may be loaned to the Company thereafter. Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 6.0% per annum was due and payable on or before December 31, 2019 which by successive amendments the due date was extended to December 31, 2027.  The principal amount of the promissory note has been increased by the amount of any additional advances of funds made by The OZ Corporation to the Company, from time to time, from the date of such advance.  Under the terms of the promissory note, The OZ Corporation, at its option may, at any time, convert all or any portion of the then unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock.  The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the then unpaid principal balance and any unpaid accrued interest of the promissory note being converted by (ii) 80% of the average closing price of the common stock of the Company, for the ninety

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 4 - NOTES PAYABLE (continued)

(90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,784,647 and $617,749, respectively, as of October 31, 2024.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $24,768, respectively, as of October 31, 2024.

The Convertible Senior Secured Promissory Notes payable to OZ Company (related party) and six third parties at October 31, 2024 were sold by the Company from August 8, 2023 to February 29, 2024.  These notes accrue interest at the rate of 13% per annum which is compounded quarterly with the compounded quarterly interest being added to the outstanding principal balance of the note on the last day of each fiscal quarter of the Company.  The principal and related accrued interest are convertible at the option of the holder into shares of Company common stock at a conversion price of $0.50 per share.  These notes are secured by a first priority lien on all assets of the Company.  The principal balance and accrued interest due on the Convertible Senior Secured Promissory Notes totaled $1,280,295 and $0, respectively as of October 31, 2024.

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

NOTE 5 - PREFERRED AND COMMON STOCK

Preferred Stock

In connection with the December 20, 2018 Patent and Technology Agreement, the Company issued 4 shares of its Series A Preferred Stock to Cell Science.  Each share of Series A Preferred Stock had voting rights equal to four (4) times the aggregate votes of the total number of shares of common stock issued and outstanding plus the total number of votes of all other classes of preferred stock issued and outstanding, divided by the number of shares of Series A Preferred Stock issued and outstanding.  On September 18, 2023, Cell Science agreed to cancel the four outstanding shares of Series A Preferred Stock owned by it. As a result of this preferred stock cancellation, Cell Science no longer has the voting power to control all stockholder votes. On March 5, 2024 we filed Withdrawals of the certificates of designation so that the Series A Preferred Stock and Series B Preferred Stock are no longer authorized for future issuance.  We now have outstanding only common stock, which is entitled to one vote per share on all matters.

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

On February 27, 2024, the Company closed Tranche 1 of the ongoing private placement sale of $1,030,000 of Convertible Senior Secured Promissory Notes (see Note 4).  In conjunction with the Tranche 1 closing, the Company appointed three new directors and granted to each of the new directors Teddy Scott, Mitch Kahn, and Kimberly Tanami, and incumbent directors, Aristotle Popolizio, Peter Whitton and Juan Carlos Garcia La Sienra Garcia, a non-qualified stock option to purchase 240,000 shares of common stock at an exercise price of $1.00 per

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 5 - PREFERRED AND COMMON STOCK (continued)

share. Such options shall be exercisable for seven years. The options shall vest at the rate of 1/12 (i.e., 20,000 shares) per month commencing on the Grant Date, so that all options shall be fully vested and exercisable on the first anniversary of the Grant Date.

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

The following table summarizes the stock option award activity under the 2020 Plan during the three months ended October 31, 2024:

Number of options
Outstanding at July 31, 2024	9,058,085
Granted
Exercised	-
Forfeited	-
Expired	-
Outstanding at October 31, 2024	9,058,085

The following table summarizes the warrants activity during the three months ended October 31, 2024:

Number of Warrants
Outstanding at July 31, 2024	3,000,000
Granted (13% Noteholder Warrants)	-
Exercised	-
Expired	-
Outstanding at October 31, 2024	3,000,000

The remaining 9,058,085 stock options outstanding at October 31, 2024 are as follows:

Date of Grant	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
September 22, 2020	200,000	200,000	$5.10	September 22, 2027
July 27, 2021	200,000	200,000	$4.20	July 27, 2028
September 16, 2021	718,085	718,085	$4.50	September 16, 2031
December 3, 2021	140,000	140,000	$3.00	December 3, 2028
December 6, 2021	140,000	140,000	$3.40	December 6, 2028
December 7, 2021	400,000	400,000	$3.40	December 7, 2028
January 5, 2022	700,000	700,000	$2.60	January 5, 2029
February 11, 2022	3,500,000	1,874,978	$3.00	February 11, 2029
April 18, 2022	1,300,000	1,300,000	$3.30	April 18, 2029
July 29, 2022	320,000	320,000	$1.50	July 29, 2029
February 27, 2024	1,440,000	940,000	$1.00	February 28, 2031
Totals	9,058,085	6,933,063

750,000 warrants outstanding and exercisable at October 31, 2024 were granted September 11, 2021, have an exercise price of $3.00 per share, and expire June 7, 2028. 2,250,000 warrants outstanding and exercisable at October 31, 2024 were granted on February 6, 2024, have an exercise price of $1.00 per share, and expire February 26, 2030.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 6 - INCOME TAXES

As of October 31, 2024, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the three months ended October 31, 2024 and 2023, the space sharing fees were $102,000 and $102,000, respectively.  As of October 31, 2024, accounts payable and accrued liabilities included $1,511,000 due to The OZ Corporation for unpaid space sharing fees.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

On December 7, 2023, we reached an agreement with VO Leasing Corp., our laboratory space landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, any time before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.  Based on the agreement, the Company recorded a gain on the settlement of debt in the amount of $323,078 in the three months ended January 31, 2024.  As of October 31, 2024, the Company has not paid any of the $260,000 balance and accrued interest of $23,436 due VO Leasing Corp.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

October 31, 2024

(Unaudited)

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

July 14, 2026 Convertible Promissory Notes with OZ Company and PhytoCyte

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

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") evidencing PhytoCyte’s loan to or advances on behalf of Bakhu in the principal amount of $78,924.72, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, PhytoCyte will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 PhytoCyte Working Capital Note is convertible at the option of PhytoCyte any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. PhytoCyte is owned and controlled by Karl E. Watkin, a current director.

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

During our fiscal quarter ended October 31, 2024, we undertook raise working capital in order to continue our efforts to determine the limits of the technology, maximize production efficiency, and reduce production costs, which we believe will enhance our commercialization efforts.

If, as, and when we obtain sufficient funding, executive and technical employees or consultants, we will need to secured appropriate laboratory facilities and the required equipment to complete our ongoing work, intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical experience, regulatory relationships, and financial resources of experienced cannabinoid production firms.   We intend to authorize third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law. We will need additional financing from external sources to complete the work and to begin these commercialization efforts.

During the last three fiscal years and the recently completed quarter, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses to position us to be able to commercially exploit the licensed technology.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three months ended October 31, 2024 and 2023.

Revenues. We generated no net revenues during the three months ended October 31, 2024 and 2023.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $488,983 and $692,606 for the three months ended October 31, 2024, and 2023, respectively.  We recognized stock-based compensation of $488,983 and $626,975 for the three months ended October 31, 2024 and 2023, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $24,433 and $192,326 for the three months ended October 31, 2024 and 2023, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $150,024 and $149,017 for the three months ended October 31, 2024, and 2023, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs.  These costs should continue to decrease with the closure of our laboratory facility.

Other Income (Expenses). We had net other expenses of $107,947 and $64,111 for the three months ended October 31, 2024, and 2023, respectively.  Other expenses consisted entirely of interest expenses related to our notes payable.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $771,387 and $1,131,478 for the three months ended October 31, 2024, and 2023, respectively.  The decrease is the mainly the result of the decrease in stock based compensation and we did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of October 31, 2024, our primary source of liquidity consisted of $14,035 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the three months ended October 31, 2024, cash decreased $11,426 from $25,461 at July 31, 2024, to $14,035 at October 31, 2024.

Net cash used in operating activities was $15,201 during the three months ended October 31, 2024, with a net loss of $771,387, stock-based compensation of $488,983, an increase in accounts payable of $159,339, and an increase in accrued interest of $67,243.

There were no investing activities during the three months ended October 31, 2024.

During the three months ended October 31, 2024, financing activities provided $3,775 in net cash which consisted entirely of proceeds from notes payable – related parties.

Future Capital Requirements

Our ability to continue as a going concern is contingent upon our ability to obtain capital through the sale of equity or issuance of debt and ultimately attaining profitable operations. We expect that any financing we receive will be similar to what we have heretofore received over the previous two years to enable us to operate, which financing consists of short-term loans from related parties at negotiated rates of interest. We cannot assure you that we will be able to successfully complete any of these activities.

We estimate that we will require approximately $8.5 million in external capital to fund our activities during the next 12 months. This consists of between $1.1 million and $1.4 million during the next twelve months for our planned laboratory work to improve and customize our licensed processes. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. In addition to the above, we expect that operating capital for planned regular, non-laboratory corporate operations will require approximately $250,000 during the next 12 months. Less available capital will require us to implement cost-cutting measures and may delay planned activities

We have no current commitments or agreements to fund the above capital requirements.

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our July 31, 2024, Form 10-K. While these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Notwithstanding that we are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item 1A, in light of the current ongoing Ukrainian Crises and 2026 Iran War, the Company is including the following Risk Factor in its Quarterly Report.

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

Subsequent Events.

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

June 2025 Appointment Efstathios Galazis as Director and Officer

On or about June 1, 2025 Efstathios Galazis was appointed as the sole director and officer of the Company, who served in such capacity until his resignation on March 18, 2026.

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

The foregoing summary descriptions of the terms of the Memorandum of Understanding is a summary only and does not purport to be complete, may not contain all information that is of interest to the reader and is qualified in its entirety by reference to the full text the Memorandum of Understanding, attached as Exhibit 10.01 to the Current Report on Form 8-K filed on June 30, 2026.

On April 17, 2026, the Company and PhytoCyte Pty Ltd., terminated the March 17, 2026 Memorandum of Understanding.

March 18, 2026 Appointment of Konstantia (Nadia) Galazi as Director and Officer

On March 18, 2026 Konstantia (Nadia) Galazi was appointed as the sole director, the President, CEO, Secretary and CFO of the Company.

Konstantia (Nadia) Galazi has extensive experience in accountancy, corporate governance, anti-money laundering and regulatory compliance, with over two decades of professional experience in regulated environments, including FCA-regulated firms and AIM-listed group structures and their subsidiaries. She has served as a company secretary across various public limited companies and has held Finance Director roles within a number of UK companies, with responsibility for financial management, governance frameworks and statutory compliance. Her experience includes involvement in complex corporate transactions, including share-for-share exchanges, group restructurings and governance implementation across multi-jurisdictional entities. She previously served as a director of Newgate Solutions Ltd, a subsidiary of NextGate Solutions, Inc. (Pasadena, California), a healthcare technology company specialising in identity resolution and Enterprise Master Person Index (EMPI) solutions.  NextGate Solutions, Inc. was acquired by Rhapsody, a global healthcare data interoperability company backed by Hg Capital, in March 2022 and subsequently integrated into its platform. In addition, she served as Compliance Officer and Deputy AML Manager at AGK Partners, Chartered Accountants, London, for over 20 years, with responsibility for anti-money laundering frameworks, regulatory compliance and governance oversight, including matters relating to proceeds of crime regulations. Ms. Galazi brings significant experience in financial oversight, regulatory remediation and governance implementation, and is well positioned to support companies in achieving and maintaining compliance and good standing within applicable regulatory and reporting frameworks.

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

March 24, 2026 Inquiry from the SEC

On March 24, 2026 the Company received a letter from the Securities and Exchange Commission (“SEC”) regarding the Company’s non-compliance and failure to file is mandatory period reports.  The Company responded to the SEC confirming its filing obligations and advising and confirming that the Company intends to undertake and proceed with the preparation and filing of its delinquent period reports to bring the Company into compliance with its reporting obligations, and requested that the SEC refrain from and not commence administrative proceedings to revoke the Company’s registration pursuant to Section 12(j) of the Exchange Act, or suspend trading pursuant to Section 12(k), and allow the Company to bring its delinquent mandatory periodic filings current and in compliance with its filing obligations..

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

As of the date of the filing of this Quarterly Report the promissory note to be entered into between the Company and PhytoCyte has not been executed.

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

July 14, 2026 Convertible Promissory Notes with OZ Company and PhytoCyte

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

On July 14, 2025, the Company executed a Promissory Note (the “2026 OZ Working Capital Note”) in favor of PhytoCyte Pty Ltd., a company incorporated under the laws of Australia ("PhytoCyte") evidencing PhytoCyte’s loan to or advances on behalf of Bakhu in the principal amount of $78,924.72, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Per the terms of the note, PhytoCyte will continue to loan to or make advances on behalf of Bakhu, to pay the costs associated with the Company’s efforts to bring its delinquent required periodic reports current. Under the terms of the note, simple interest will accrue at a rate of 6% per annum until the note is paid in full. All unpaid principal and unpaid accrued interest will be due and payable on December 31, 2026, subject to extension per the terms of the note until June 30, 2027. The 2026 PhytoCyte Working Capital Note is convertible at the option of PhytoCyte any time, and the note will automatically convert into shares of common stock at one cent ($0.01) per share upon the Company's filing of all delinquent and currently due required periodic reports. PhytoCyte is owned and controlled by Karl E. Watkin, a current director.

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

10.10	Assignment and Assumption Agreement dated September 22, 2020 (6)
10.11	Office Cost Sharing Agreement dated September 22, 2020 (6)
10.12	Bakhu 2020 Long-Term Incentive Plan (6)
10.13	Audit Committee Charter (6)
10.14	Consulting Agreement with Fourth and G Holdings, LLC dated June 7, 2021(7)
10.15	Tranche 1 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.16	Tranche 2 Warrant issued to Fourth and G Holdings, LLC dated June 7, 2021(7)
10.17	First Amendment to Amended and Restated License Agreement dated February 12, 2021(12)
10.18	Second Amendment to Amended and Restated License Agreement dated July 12, 2021(8)
10.19	Consulting Agreement with Damian Solomon dated July 28, 2021(9)
10.20	Consulting Agreement with Sean Akhavan dated July 28, 2021(9)
10.21	First Amendment to Consulting Agreement and Warrants dated September 12, 2021(10)
10.22	Executive Employment Agreement with Teddy Scott dated September 16, 2021(11)
10.23	Third Amendment to Integrated License Agreement dated January 31, 2022(13)
10.24	Employment Agreement dated February 11, 2022(14)
10.25	Consulting Agreement dated February 11, 2022(14)
10.26	Second Amendment to BDC Consulting Agreement dated July 14, 2022(15)
10.27	Promissory Note dated June 23, 2022(15)
10.28	Form of Director Agreement(16)
10.29	Form of Confidentiality and Nondisclosure Agreement(16)
10.30	Form of Indemnification Agreement(16)
10.31	April 7, 2026 Binding Heads of Agreement (17)
14.01	Code of Ethics (6)
21	Subsidiaries (5)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (18)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (18)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
101**

The following materials from the Company's Quarterly Report on Form 10-Q for the Quarter ended October 31, 2024, formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

(1)	Previously filed on Form 8-K on August 22, 2018
(2)	Previously filed on Form 8-K on December 27, 2018
(3)	Previously filed on Form 8-K on January 14, 2020
(4)	Previously filed on Form 8-K on April 27, 2020
(5)	Previously filed on Form 8-K on June 12, 2020
(6)	Previously filed on Form 8-K on October 1, 2020
(7)	Previously filed on Form 8-K on June 16, 2021
(8)	Previously filed on Form 8-K on July 12, 2021
(9)	Previously filed on Form 8-K on August 2, 2021
(10)	Previously filed on Form 8-K on September 14, 2021
(11)	Previously filed on Form 8-K on September 21, 2021
(12)	Previously filed on Form 10-Q on January 11, 2022
(13)	Previously filed on Form 8-K on February 3, 2022
(14)	Previously filed on Form 8-K on February 17, 2022
(15)	Previously filed on Form 8-K on July 22, 2022
(16)	Previously filed on Form 8-K on August 4, 2022
(17)	Previously filed on Form 8-K on June 30, 2026
(18)	Filed herewith

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

BAKHU HOLDINGS, CORP.

Dated: September 14, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi
Its: President, CEO and Principal Executive Officer

Dated: September 14, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi Its: Chief Financial Officer and Principal Accounting Officer