Form 10-Q
period 2025-01-31
Bakhu Holdings, Corp.
filed 2026-09-23
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2025

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
N/A

As of September 17, 2026, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

ASSETS

	January 31,	July 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$25,461

Total Current Assets	-	25,461

TOTAL ASSETS	$-	$25,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$295	$-
Accounts payable	2,103,816	1,796,034
Accrued interest	775,018	640,430
Settlement liability due to leasing company	260,000	260,000
Notes payable - related parties current portion	150,000	150,000

Total Current Liabilities	3,289,129	2,846,464

NON-CURRENT LIABILITIES

Notes payable – related parties	7,560,890	7,515,355
Notes payable – third parties	720,165	675,192

Total Non-Current Liabilities	8,281,055	8,190,547

TOTAL LIABILITIES	11,570,184	11,037,011

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	40,411,525	39,598,304
Accumulated deficit	(52,283,012)	(50,911,157)

Total Stockholders' Equity (Deficit)	(11,570,184)	(11,011,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$25,461

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	January 31,
	2025	2024

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $324,238 and $170,993, respectively)	324,237	171,254
Professional fees	16,841	2,472
Depreciation of fixed assets	-	33,418
Other operating expenses	149,898	160,086

Total Operating Expenses	490,976	367,230

LOSS FROM OPERATIONS	(490,976)	(367,230)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	323,078
Interest expense	(109,492)	(76,528)

Total Other Income (Expenses)	(109,492)	246,550

LOSS BEFORE INCOME TAXES	(600,468)	(120,680)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(600,468)	$(120,680)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,302,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Six Months Ended
	January 31,
	2025	2024

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $813,220 and $797,968, respectively)	813,220	863,860
Professional fees	41,274	194,798
Depreciation of fixed assets	-	66,836
Other operating expenses	299,922	309,103

Total Operating Expenses	1,154,416	1,434,597

LOSS FROM OPERATIONS	(1,154,416)	(1,434,597)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	323,078
Interest expense	(217,439)	(140,639

Total Other Income (Expenses)	(217,439)	182,439

LOSS BEFORE INCOME TAXES	(1,371,855)	(1,252,158)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,371,855)	$(1,252,158)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,302,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	January 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,371,855)	$(1,252,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	813,221	797,968
Gain on settlement of debt	-	(323,078)
Depreciation of fixed assets	-	66,836
Compound interest added to notes principal	82,573	-
Changes in operating assets and liabilities:
Accounts payable	307,782	(306,260)
Accrued interest	134,588	140,639
Settlement liability due to leasing company	-	260,000

Net Cash Used in Operating Activities	(33,691)	(616,053)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	295	-
Proceeds from notes payable – third parties	-	530,000
Proceeds from notes payable - related parties	7,935	509,300

Net Cash Provided by Financing Activities	8,230	1,039,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,461)	423,247

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,461	3,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$463,348

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Six Months Ended January 31, 2025
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2024	-	$-	301,302,983	$301,303	$35,598,304	$(50,911,157)	$(11,011,550)

Vesting of stock options and warrants	-	-	-	-	488,983	-	488,983

Net loss for the three months ended
October 31, 2024	-	-	-	-	-	(771,387)	(771,387)

Balance, October 31, 2024	-	-	301,302,983	301,303	40,087,287	(51,682,544)	(11,293,954)

Vesting of stock options and warrants	-	-	-	-	324,238	-	324,238

Net loss for the three months ended
January 31, 2025	-	-	-	-	-	(600,468)	(600,468)

Balance, January 31, 2025	-	$-	301,302,983	$301,303	$40,411,525	$(52,283,012)	$(11,570,184)

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2025

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through January 31, 2025, the Company has accumulated losses of $52,283,012.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $52,283,012 as of January 31, 2025 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

January 31, 2025

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

January 31, 2025

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

January 31, 2025

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $813,220 and $797,968 (which is included in consulting fees on the Statements of Operations) for the six months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, there was $944,036 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options (which ends on February 11, 2026).

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

January 31, 2025

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

NOTE 4 - NOTES PAYABLE

Notes payable – related parties consist of:

	January 31, 2025	July 31, 2024
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due December 31, 2027	$3,170,000	$3,170,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due December 31, 2027	3,788,808	3,780,872
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Convertible Senior Secured Promissory Note payable to OZ Company, interest at 13%, due February 26, 2028	602,082	564,483

Total notes payable – related parties	7,710,890	7,665,355

Current portion of notes payable – related parties	(150,000)	(150,000)

Non-current portion of notes payable – related parties	$7,560,890	$7,515,355

Notes payable – third parties consist of:

	January 31, 2025	July 31, 2024
Convertible Senior Secured Promissory Notes payable to third parties, interest at 13%, due February 26, 2028	$720,165	$675,192

Total notes payable – third parties	$720,165	$675,192

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,170,000 and $45,235, respectively, as of January 31, 2025.

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

January 31, 2025

(Unaudited)

NOTE 4 - NOTES PAYABLE (continued)

(90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,788,808 and $672,379, respectively, as of January 31, 2025.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $27,415, respectively, as of January 31, 2025.

The Convertible Senior Secured Promissory Notes payable to OZ Company (related party) and six third parties at October 31, 2024 were sold by the Company from August 8, 2023 to February 29, 2024.  These notes accrue interest at the rate of 13% per annum which is compounded quarterly with the compounded quarterly interest being added to the outstanding principal balance of the note on the last day of each fiscal quarter of the Company.  The principal and related accrued interest are convertible at the option of the holder into shares of Company common stock at a conversion price of $0.50 per share.  These notes are secured by a first priority lien on all assets of the Company.  The principal balance and accrued interest due on the Convertible Senior Secured Promissory Notes totaled $1,322,247 and $0, respectively as of January 31, 2025.

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

January 31, 2025

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

The following table summarizes the stock option award activity under the 2020 Plan during the six months ended January 31, 2025:

Number of options
Outstanding at July 31, 2024	9,058,085
Granted	-
Exercised	-
Forfeited	-
Expired	(300,000)
Outstanding at January 31, 2025	8,758,085

The following table summarizes the warrants activity during the six months ended January 31, 2025:

Number of Warrants
Outstanding at July 31, 2024	3,000,000
Granted (13% Noteholder Warrants)	-
Exercised	-
Expired	-
Outstanding at October 31, 2024	3,000,000

The remaining 8,758,085 stock options outstanding at January 31, 2025 are as follows:

Date of Grant	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
September 22, 2020	200,000	200,000	$5.10	September 22, 2027
July 27, 2021	200,000	200,000	$4.20	July 27, 2028
September 16, 2021	718,085	718,085	$4.50	September 16, 2031
December 3, 2021	140,000	140,000	$3.00	December 3, 2028
December 6, 2021	140,000	140,000	$3.40	December 6, 2028
December 7, 2021	400,000	400,000	$3.40	December 7, 2028
January 5, 2022	700,000	700,000	$2.60	January 5, 2029
February 11, 2022	3,500,000	1,999,976	$3.00	February 11, 2029
April 18, 2022	1,300,000	1,300,000	$3.30	April 18, 2029
July 29, 2022	320,000	320,000	$1.50	July 29, 2029
February 27, 2024	1,140,000	1,140,000	$1.00	February 28, 2031
Totals	8,758,085	7,258,061

750,000 warrants outstanding and exercisable at January 31, 2025 were granted September 11, 2021, have an exercise price of $3.00 per share, and expire June 7, 2028. 2,250,000 warrants outstanding and exercisable at October 31, 2024 were granted on February 6, 2024, have an exercise price of $1.00 per share, and expire February 26, 2030.

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2025

(Unaudited)

NOTE 6 - INCOME TAXES

As of January 31, 2025, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the six months ended January 31, 2025 and 2024, the space sharing fees were $204,000 and $204,000, respectively.  As of January 31, 2025, accounts payable and accrued liabilities included $1,613,000 due to The OZ Corporation for unpaid space sharing fees.

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

January 31, 2025

(Unaudited)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

For the years ended July 31, 2024 and 2023, the space sharing fees were $10,000 and $120,000, respectively, and the cannabis activities fees were $11,640 and $139,680, respectively. No space sharing fees or cannabis activities fees have been incurred since July 31, 2024.

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

January 31, 2025

(Unaudited)

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

On December 7, 2023, we reached an agreement with VO Leasing Corp., our laboratory space landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, any time before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.  Based on the agreement, the Company recorded a gain on the settlement of debt in the amount of $323,078 in the three months ended January 31, 2024.  As of January 31, 2025, the Company has not paid any of the $260,000 balance and accrued interest of $29,989 due VO Leasing Corp.

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

January 31, 2025

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS (continued)

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

Subsequently, following the appointment of the current officers and directors in March 2026, we undertook raise working capital in order retain the necessary service providers to facilitate the preparation and filing of our delinquent periodic reports with the Securities and Exchange Commission. To date we have raised limited capital in furtherance of these efforts which are ongoing.

During the last three fiscal years and the recently completed three- and six-month periods, we have not generated revenue and have devoted our limited management, technical, and financial resources to pay general and administrative expenses to position us to be able to commercially exploit the licensed technology.

At such time as we have filed all mandatory delinquent and current period reports, we will need to undertake further capital raising activities from external sources to re-commence our efforts to commercialize and exploit the licensed intellectual property rights under our license agreement. If, as, and when we obtain sufficient funding, executive and technical employees or consultants, we will need to secured appropriate laboratory facilities and the required equipment to complete our ongoing work, intend to seek to commercialize the licensed technology through joint ventures, strategic partners, sublicenses, and other arrangements that may enable us to take advantage of the technical experience, regulatory relationships, and financial resources of experienced cannabinoid production firms.   We intend to authorize third parties to incorporate the technology into production facilities they fund, build, and operate to produce medical, food additive, and recreational cannabis-related products in compliance with applicable state and federal law.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six months ended January 31, 2025 and 2024.

Revenues. We generated no net revenues during the three and six months ended January 31, 2025 and 2024.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $324,237 and $171,254 for the three months ended January 31, 2025, and 2024, respectively.  Consulting fees were $813,220 and $863,860 for the six months ended January 31, 2025, and 2024, respectively.  We recognized stock-based compensation of $813,220 and $797,968 for the six months ended January 31, 2025 and 2024, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $16,841 and $2,472 for the three months ended January 31, 2025 and 2025, respectively.  Professional fees were $41,274 and $194,798 for the six months ended January 31, 2025 and 2024, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $149,898 and $160,086 for the three months ended January 31, 2025, and 2024, respectively.  Other operating expenses were $299,922 and $309,103 for the six months ended January 31, 2025, and 2024, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs.  These costs should continue to decrease with the closure of our laboratory facility.

Other Income (Expenses). We had net other expenses of $109,492 for the three months ended January 31, 2025 compared to net other income of $246,550 for the three months ended January 31, 2024.  We had net other expenses of $217,439 for the six months ended January 31, 2025 compared to net other income of  $182,439 for the six months ended January 31, 2024.  During the three and six months ended January 31, 2024, we recorded a gain on the settlement of debt in the amount of $323,078.  See Gain on Settlement of Debt under Note 8 in the Notes to Financial Statements for description of the gain.  Included in other expenses were interest expenses related to our notes payable in the amount of $217,439 and $140,639 for the six months ended January 31, 2025 and 2024, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable due to related parties.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $600,468 and $120,680 for the three months ended January 31, 2025, and 2024, respectively.  We had a net loss of $1,371,855 and $1,252,158 for the six months ended January 31, 2025, and 2024, respectively.  Other than the increase in stock-based compensation, we did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of January 31, 2025, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans from related parties and through the private placement of our common stock.

For the six months ended January 31, 2025, cash decreased $25,461 from $25,461 on July 31, 2024, to $-0-at January 31, 2025.

Net cash used in operating activities was $33,691 during the six months ended January 31, 2025, with a net loss of $1,371,855, stock-based compensation of $813,221, compound interest added to notes principal of $82,573, an increase in accounts payable of $307,782, and an increase in accrued interest of $134,588.

Net cash provided by investing activities was $-0- during the six months ended January 31, 2025.

During the six months ended January 31, 2025, financing activities provided $8,230 in net cash which consisted of a bank overdraft of $295 and proceeds from notes payable – related parties in the amount of $7,935.

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

We estimate that we will require approximately $8.5 million in external capital to fund our activities during the next 12 months. This consists of between $1.1 million and $1.4 million during the next twelve months to reestablish and undertake our planned laboratory work to improve and customize our licensed processes. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. In addition to the above, we expect that operating capital for planned regular, non-laboratory corporate operations will require approximately $250,000 during the next 12 months. Less available capital will require us to implement cost-cutting measures and may delay planned activities

We have no current commitments or agreements to fund the above capital requirements.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.OTHER INFORMATION

January 2025 Departure of Officers and Directors

From April 2024 through January 27, 2025 the Board undertook to negotiate the terms and the Executive Employment Agreement and compensation of our then CEO, Teddy Scott, along with the terms of the Consulting Agreement and compensation of our then consultant, Mitch Kahn, but remained deadlocked,

Between January 24, 2025 and January 28, 2025, following the deadlock and inability of the then board to agree on the terms of the Executive Employment Agreement and compensation for then CEO Teddy Scott and Consulting Agreement and compensation of Mitch Kahn, all the then officers and directors, Teddy Scott, Mitch Kahn, Aristotle Popolizio, Peter Whitton, Alvin Sun and Juan Carlos Garcia La Sienra, resigned.

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

September 15, 2026 Termination of Consulting Agreement

On September 15, 2026, the Company provided 10 days’ notice of the termination of the Consulting Agreement with Badger Real Estate Advisors LLC entered into on February 11, 2022.  Said termination shall be effective as of September 26, 2026.

September 16, 2026 Amendment to Office Cost Sharing Agreement

On September 16, 2026, the Company and OZ Company entered in a First Amendment to Office Cost Sharing Agreement dated September 22, 2020, whereby effective October 1, 2026, the Shared Office Cost payable by Bakhu to OZ shall be reduced from $34,000 per month to $15,000.

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
101**

The following materials from the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 2025, formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

(13)Previously filed on Form 8-K on February 3, 2022

(14)Previously filed on Form 8-K on February 17, 2022

(15)Previously filed on Form 8-K on July 22, 2022

(16)Previously filed on Form 8-K on August 4, 2022

(17)Previously filed on Form 8-K on June 30, 2026

(18)Filed herewith

*All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

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

BAKHU HOLDINGS, CORP.

Dated: September 22, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi
Its: President, CEO and Principal Executive Officer

Dated: September 22, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi Its: Chief Financial Officer and Principal Accounting Officer