Form 10-Q
period 2025-04-30
Bakhu Holdings, Corp.
filed 2026-09-29
CIK 1440153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2025

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
N/A

As of September 25, 2026, the Registrant had 301,302,983 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAKHU HOLDINGS, CORP.

Consolidated Balance Sheets

(Unaudited)

	April 30,	July 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,041	$25,461

Total Current Assets	2,041	25,461

TOTAL ASSETS	$2,041	$25,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	2,213,619	1,796,034
Accrued interest	840,227	640,430
Settlement liability due to leasing company	260,000	260,000
Notes payable - related parties current portion	150,000	150,000

Total Current Liabilities	3,463,846	2,846,464

NON-CURRENT LIABILITIES

Notes payable – related parties	7,589,296	7,515,355
Notes payable – third parties	742,993	675,192

Total Non-Current Liabilities	8,332,289	8,190,547

TOTAL LIABILITIES	11,796,135	11,037,011

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 301,302,983 and 301,302,983 shares issued and outstanding, respectively	301,303	301,303
Additional paid-in capital	40,671,596	39,598,304
Accumulated deficit	(52,766,993)	(50,911,157)

Total Stockholders' Equity (Deficit)	(11,794,094)	(11,011,550)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,041	$25,461

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	April 30,
	2025	2024

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $260,071 and $458,983, respectively)	263,071	468,484
Professional fees	8,798	87,675
Depreciation of fixed assets	-	33,418
Other operating expenses	104,885	228,344

Total Operating Expenses	376,754	817,921

LOSS FROM OPERATIONS	(376,754)	(817,921)

OTHER INCOME (EXPENSES)

Interest expense	(107,227)	(88,916)

Total Other Income (Expenses)	(107,227)	(817,921

LOSS BEFORE INCOME TAXES	(483,981)	(906,837)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(483,981)	$(906,837)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,302,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Nine Months Ended
	April 30,
	2025	2024

NET REVENUES	$-	$-

OPERATING EXPENSES

Consulting fees (including stock-based compensation of $1,073,292 and $1,256,951, respectively)	1,076,291	1,332,344
Professional fees	50,072	282,473
Depreciation of fixed assets	-	100,254
Other operating expenses	404,807	537,447

Total Operating Expenses	1,531,170	2,252,518

LOSS FROM OPERATIONS	(1,531,170)	(2,252,518)

OTHER INCOME (EXPENSES)

Gain on settlement of debt	-	323,078
Interest expense	(324,666)	(229,555)

Total Other Income (Expenses)	(324,666)	93,523

LOSS BEFORE INCOME TAXES	(1,855,836)	(2,158,995)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,855,836)	$(2,158,995)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	301,302,983	301,302,983

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	April 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,855,836)	$(2,158,995)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	1,073,292	1,256,951
Gain on settlement of debt	-	(323,078)
Depreciation of fixed assets	-	100,254
Compound interest added to notes principal	124,486	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(70,361)
Accounts payable	417,585	(358,047)
Accrued interest	199,797	227,894
Settlement liability due to leasing company	-	260,000

Net Cash Used in Operating Activities	(40,676)	(1,065,382)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable – third parties	-	625,000
Proceeds from notes payable - related parties	17,256	518,800

Net Cash Provided by Financing Activities	17,256	1,143,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,420)	78,418

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,461	3,101

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,041	$81,519

SUPPLEMENTAL DISCLOSURES:

Cash Payments For:
Interest	$-	$1,660
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Nine Months Ended April 30, 2025
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2024	-	$-	301,302,983	$301,303	$35,598,304	$(50,911,157)	$(11,011,550)

Vesting of stock options and warrants	-	-	-	-	488,983	-	488,983

Net loss for the three months ended
October 31, 2024	-	-	-	-	-	(771,387)	(771,387)

Balance, October 31, 2024	-	-	301,302,983	301,303	40,087,287	(51,682,544)	(11,293,954)

Vesting of stock options and warrants	-	-	-	-	324,238	-	324,238

Net loss for the three months ended
January 31, 2025	-	-	-	-	-	(600,468)	(600,468)

Balance, January 31, 2025	-	-	301,302,983	301,303	40,411,525	(52,283,012)	(11,570,184)

Vesting of stock options and warrants	-	-	-	-	260,071	-	260,071

Net loss for the three months ended
April 30, 2025	-	-	-	-	-	(483,981)	(483,981)

Balance, April 30, 2025	-	$-	301,302,983	$301,303	$40,671,596	$(52,766,993)	$(11,794,094)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Consolidated Statements of Stockholders' Equity (Deficit) (continued)

(Unaudited)

	Nine Months Ended April 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 31, 2023	-	$-	301,302,983	$301,303	$37,852,370	$(47,479,488)	$(9,325,815)

Vesting of stock options and warrants	-	-	-	-	626,975	-	626,975

Cancellation of Preferred Stock	(4)	-	-	-	-	-	-

Net loss for the three months ended
October 31, 2023	-	-	-	-	-	(1,131,478)	(1,131,478)

Balance, October 31, 2023	-	-	301,302,983	301,303	38,479,345	(48,610,966)	(9,830,318)

Vesting of stock options and warrants	-	-	-	-	170,993	-	170,993

Net loss for the three months ended
January 31, 2024	-	-	-	-	-	(120,680)	(120,680)

Balance, January 31, 2024	-	$-	301,302,983	$301,303	$38,650,338	$(48,731,646)	$(9,780,005)

Vesting of stock options and warrants	-	-	-	-	458,983	-	458,983

Net loss for the three months ended
April 30, 2024	-	-	-	-	-	(906,837)	(906,837)

Balance, April 30, 2024	-	$-	301,302,983	$301,303	$39,109,321	$(49,638,483)	$(10,227,859)

The accompanying notes are an integral part of these financial statements

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2025

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

The Company has not generated any revenue to date, and consequently, its operations are subject to all risks inherent in establishing a new business enterprise. For the period from inception, April 24, 2008, through April 30, 2025, the Company has accumulated losses of $52,766,993.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $52,766,993 as of April 30, 2025 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

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

April 30, 2025

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

April 30, 2025

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

April 30, 2025

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

Based on the above assumptions for all stock options and warrants, the Company recognized stock-based compensation of $1,073,292 and $1,256,951 (which is included in consulting fees on the Statements of Operations) for the nine months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, there was $983,965 of total unrecognized stock-based compensation that is expected to be recognized over the vesting period of the options (which ends on February 28, 2031).

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

April 30, 2025

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

NOTE 4 - NOTES PAYABLE

Notes payable – related parties consist of:

	April 30, 2025	July 31, 2024
Note payable to Cell Science Holding Ltd. dated January 31, 2022, interest at 0.44%, due December 31, 2027	$3,170,000	$3,170,000
Convertible note payable to The OZ Corporation dated August 1, 2019, interest at 6%, due December 31, 2027	3,798,129	3,780,872
Note payable to The OZ Corporation dated June 23, 2022, interest at 7%, due December 15, 2024	150,000	150,000
Convertible Senior Secured Promissory Note payable to OZ Company, interest at 13%, due February 26, 2028	621,167	564,483

Total notes payable – related parties	7,739,296	7,665,355

Current portion of notes payable – related parties	(150,000)	(150,000)

Non-current portion of notes payable – related parties	$7,589,296	$7,515,355

Notes payable – third parties consist of:

	April 30, 2025	July 31, 2024
Convertible Senior Secured Promissory Notes payable to third parties, interest at 13%, due February 26, 2028	$742,993	$675,192

Total notes payable – third parties	$742,993	$675,192

On January 31, 2022, the Company and Cell Science entered into the Third Amendment to the December 20, 2018 Patent and Technology License Agreement (see Note 7).  As part of this transaction, the Company issued a $3,500,000 promissory note, bearing interest at the applicable federal short-term rate of 0.44% under IRC Section 1274(d), originally due in January 2023 which by successive amendments has been extended to December 31, 2027. The principal balance and accrued interest due on the note were $3,170,000 and $48,636, respectively, as of April 30, 2025.

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

April 30, 2025

(Unaudited)

NOTE 4 - NOTES PAYABLE (continued)

(90) trading days before the conversion date, rounded up to the nearest whole share.  The principal balance and accrued interest due on the note were $3,798,129 and $725,287, respectively, as of April 30, 2025.

On June 23, 2022, the Company executed a promissory note in favor of The OZ Corporation, in the amount of $150,000.  Pursuant to the terms of the promissory note, the principal and unpaid accrued simple interest at the rate of 7.0% per annum shall be due and payable on or before December 15, 2024. The principal balance and accrued interest due on the note were $150,000 and $29,975, respectively, as of April 30, 2025.

The Convertible Senior Secured Promissory Notes payable to OZ Company (related party) and six third parties at October 31, 2024 were sold by the Company from August 8, 2023 to February 29, 2024.  These notes accrue interest at the rate of 13% per annum which is compounded quarterly with the compounded quarterly interest being added to the outstanding principal balance of the note on the last day of each fiscal quarter of the Company.  The principal and related accrued interest are convertible at the option of the holder into shares of Company common stock at a conversion price of $0.50 per share.  These notes are secured by a first priority lien on all assets of the Company.  The principal balance and accrued interest due on the Convertible Senior Secured Promissory Notes totaled $1,364,160 and $0, respectively as of April 30, 2025.

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

April 30, 2025

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

The following table summarizes the stock option award activity under the 2020 Plan during the nine months ended April 30, 2025:

Number of options
Outstanding at July 31, 2024	9,058,085
Granted	-
Exercised	-
Forfeited	-
Expired	(300,000)
Outstanding at April 30, 2025	8,758,085

The following table summarizes the warrants activity during the nine months ended April 30, 2025:

Number of Warrants
Outstanding at July 31, 2024	3,000,000
Granted (13% Noteholder Warrants)	-
Exercised	-
Expired	-
Outstanding at April 30, 2025	3,000,000

The remaining 8,758,085 stock options outstanding at April 30, 2025 are as follows:

Date of Grant	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
September 22, 2020	200,000	200,000	$5.10	September 22, 2027
July 27, 2021	200,000	200,000	$4.20	July 27, 2028
September 16, 2021	718,085	718,085	$4.50	September 16, 2028
December 3, 2021	140,000	140,000	$3.00	December 3, 2028
December 6, 2021	140,000	140,000	$3.40	December 6, 2028
December 7, 2021	400,000	400,000	$3.40	December 7, 2028
January 5, 2022	700,000	700,000	$2.60	January 5, 2029
February 11, 2022	3,500,000	2,124,974	$3.00	February 11, 2029
April 18, 2022	1,300,000	1,300,000	$3.30	April 18, 2029
July 29, 2022	320,000	320,000	$1.50	July 29, 2029
February 28, 2024	1,140,000	1,140,000	$1.00	February 28, 2031
Totals	8,758,085	7,383,059

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

April 30, 2025

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Cost Sharing Agreement

On September 22, 2020, the Company executed an Office Cost Sharing Agreement with The OZ Corporation.  The agreement provides for the Company’s payments to The OZ Corporation of $34,000 per month for the shared use of office space located in Long Beach California for so long as The OZ Corporation provides the Company with shared use of the premises.  For the six months ended January 31, 2025 and 2024, the space sharing fees were $204,000 and $204,000, respectively.  As of April 30, 2025, accounts payable includes $1,715,000 due to The OZ Corporation for unpaid space sharing fees.

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

April 30, 2025

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

BAKHU HOLDINGS, CORP.

Notes to Consolidated Financial Statements

April 30, 2025

(Unaudited)

NOTE 8 – GAIN ON SETTLEMENT OF DEBT

On December 7, 2023, we reached an agreement with VO Leasing Corp., our laboratory space landlord and holder of necessary cannabis cultivation and manufacturing licenses in CA, in settlement of the $623,078 owed VO Leasing as of October 31, 2023. Per the agreement, it was agreed that we would pay VO Leasing the total amount of $300,000 with interest thereon at the rate of 10% per annum as full satisfaction of the amounts owed. Under the agreement, we paid $40,000. The balance of $260,000 plus all accrued and unpaid interest is payable within 180 days (the “Due Date”). With the payment of the initial $40,000 we were permitted to retrieve the Bioreactors from the premises. Additionally, per the agreement, upon our payment, any time before the Due Date, of an additional $50,000 applied against the balance due, we can retrieve all of our remaining equipment, except the Filtration System, which shall be Collateral for our full performance under the agreement, and which shall be released upon full payment prior to the Due Date.  Based on the agreement, the Company recorded a gain on the settlement of debt in the amount of $323,078 in the three months ended January 31, 2024.  As of April 30, 2025, the Company has not paid any of the $260,000 balance and accrued interest of $36,329 due VO Leasing Corp.

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

April 30, 2025

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

September 16, 2026 Amendment to Office Cost Sharing Agreement

On September 16, 2026, the Company and OZ Company entered in a First Amendment to Office Cost Sharing Agreement dated September 22, 2020, whereby effective October 1, 2026, the Shared Office Cost payable by Bakhu to OZC shall be reduced from $34,000 per month to $15,000.

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

During our fiscal quarter April 30, 2025, as a result of the resignation of all officers and directors in January 2025, there was essentially no activity.

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

As of April 30, 2025, our aggregate liabilities were $11,796,135, including $3,463,846 in current liabilities, as compared to total assets of $2,041, including $2,041 in current assets, for a working capital deficit of $3,461,805. Almost all of our current liabilities were over 30 days past due. A substantial portion of our current liabilities has been past due for over 18 months. As we continue efforts to seek external funding, we intend to seek to negotiate extended or discounted payments for many of these creditors but may be unable to do so. Such creditors may have the power to initiate insolvency proceedings against us. Further, the requirement that we use net proceeds from new financings to pay delinquent obligations, particularly to related parties, will negatively impact our fundraising.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended April 30, 2025 and 2024.

Revenues. We generated no revenues during the three and nine months ended April 30, 2025 and 2024.  We do not expect to generate revenues until we launch our proposed commercialization program. We cannot predict whether or when that may occur.

Consulting Fees. Consulting fees were $263,071 and $468,484 for the three months ended April 30, 2025, and 2024, respectively.  Consulting fees were $1,076,291 and $1,332,344 for the nine months ended April 30, 2025, and 2024, respectively.  The reductions in the subsequent periods reflect few options and warrants issued in the later periods as our compensation of officers, directors, and consultants declined, reflecting limitations of activities due to shortages of funding. We recognized stock-based compensation of $1,073,292 and $1,256,951 for the nine months ended April 30, 2025 and 2024, respectively, attributable to the issuance of options and warrants. See Stock-based Compensation under Note 2 in the Notes to Financial Statements for description of options and warrants granted.

Professional Fees. Professional fees were $8,798 and $87,675 for the three months ended April 30, 2025 and 2024, respectively.  Professional fees were $50,072 and $282,473 for the nine months ended April 30, 2025 and 2024, respectively.  Professional fees consist of legal and accounting fees associated with our reporting obligations under federal securities laws and the filing of a registration statement on behalf of stockholders for the resale of outstanding securities.

Other Operating Expenses. Other operating expenses were $104,885 and $228,344 for the three months ended April 30, 2025, and 2024, respectively.  Other operating expenses were $404,807 and $537,446 for the nine months ended April 30, 2025, and 2024, respectively.  SG&A expenses include laboratory expenses, including office facility charges, insurance, equipment, staff and other related laboratory costs.  These costs should continue to decrease with the closure of our laboratory facility.

Other Income (Expenses). We had net other expenses of $107,227 and $88,916 for the three months ended April 30, 2025 and 2024, respectively.  We had net other expenses of $324,666 for the nine months ended April 30, 2025 compared to net other income of $93,523 for the nine months ended April 30, 2024.  During the nine months ended April 30, 2024, we recorded a gain on the settlement of debt in the amount of $323,078.  See Gain on Settlement of Debt under Note 8 in the Notes to Financial Statements for description of the gain.  Included in other expenses were interest expenses related to our notes payable in the amount of $324,666 and $229,555 for the nine months ended April 30, 2025 and 2024, respectively.  The increase in interest expenses is a result of the increase in loans and notes payable.  These borrowed funds were used for operating expenses.

Net Loss. We had a net loss of $483,981 and $906,837 for the three months ended April 30, 2025, and 2024, respectively.  We had a net loss of $1,855,836 and $2,158,995 for the nine months ended April 30, 2025, and 2024, respectively.  Other than the decrease in stock-based compensation, we did not expect a major change in our net loss as our operations remain relatively the same as the prior year.

Liquidity and Capital Resources

As of April 30, 2025, our primary source of liquidity consisted of $2,041 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short and long-term loans and through the private placement of our common stock.

For the nine months ended April 30, 2025, cash decreased $23,420 from $25,461 at July 31, 2024, to $2,041 at April 30, 2025.

Net cash used in operating activities was $40,676 during the nine months ended April 30, 2025, with a net loss of $1,855,836, stock-based compensation of $1,073,292, compound interest added to notes principal of $124,486, an increase in accounts payable of $417,585, and an increase in accrued interest of $199,797.

Net cash provided by investing activities was $-0- during the nine months ended April 30, 2025.

During the nine months ended April 30, 2025, financing activities provided $17,256 in net cash which consisted of proceeds from notes payable – related parties in the amount of $17,256.

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

We estimate that we will require approximately $8.5 million in external capital to fund our activities during the next 12 months. This consists of between $1.1 million and $1.4 million during the next twelve months to secure a new lab facility and equipment to undertake necessary planned laboratory work to improve and customize our licensed processes. The actual amount of work completed will depend on the amount of capital available for those expenditures. Reductions in available capital would correspondingly delay and disrupt laboratory plans and, in turn, the commencement of our commercialization program that we anticipate will lead to recurring revenue. In addition to the above, we expect that operating capital for planned regular, non-laboratory corporate operations will require approximately $250,000 during the next 12 months. Less available capital will require us to implement cost-cutting measures and may delay planned activities

We have no current commitments or agreements to fund the above capital requirements.

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

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequent Events

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

On April 10, 2026, Karl E. Watkin was appointed as a director of the Company.

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

September 16, 2026 Amendment to Office Cost Sharing Agreement

On September 16, 2026, the Company and OZ Company entered in a First Amendment to Office Cost Sharing Agreement dated September 22, 2020, whereby effective October 1, 2026, the Shared Office Cost payable by Bakhu to OZC shall be reduced from $34,000 per month to $15,000.

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
101**

The following materials from the Company's Quarterly Report on Form 10-Q for the Quarter ended April 30, 2025, formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

BAKHU HOLDINGS, CORP.

Dated: September __, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi
Its: President, CEO and Principal Executive Officer

Dated: September __, 2026	/s/ Konstantia (Nadia) Galazi
By: Konstantia (Nadia) Galazi
Its: Chief Financial Officer and
Principal Accounting Officer